Form 10-K
period 1999-12-31
MEDICALOGIC INC
filed 2000-03-14
CIK 923899

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-28285
                            ------------------------

                               MEDICALOGIC, INC.

             (Exact name of registrant as specified in its charter)

                   OREGON                                       93-0890696
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

              20500 NW EVERGREEN PARKWAY, HILLSBORO, OREGON 97124

              (Address of principal executive offices) (Zip Code)
                            ------------------------

       Registrant's telephone number, including area code: (503) 531-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by nonaffiliates as of March 1, 2000 was approximately $1,023,230,000.

    The number of shares outstanding of the registrant's common stock as of March 1, 2000 was 32,427,628.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference:

    Portions of the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed within 120 days of December 31, 1999, the year end date of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

    This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, and relationships with strategic partners. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "becoming", "begin", "expand", "improve", "become", "likely", or "continue" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements in Item 1, regarding the rate of growth and acceptance of the internet, adoption of electronic medical record technology by physicians and patients, facilitating e-commerce transactions, new products, websites, services, and in Item 7, regarding expected revenues from license and subscription fees for LOGICIAN and LOGICIAN INTERNET, customer support and consulting contracts associated with LOGICIAN, transaction fees for drug prescriptions, payment claims processing and advertising, third party licensing fees, additional investment in staff and infrastructure, expanding market penetration and acceptance of our products and services. These forward-looking statements involve risks and uncertainties, and it is important to note that MedicaLogic's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to MedicaLogic as of the date hereof, and MedicaLogic assumes no obligation to update any forward-looking statement or risk factor.

                                     PART I

ITEM 1. BUSINESS

    MedicaLogic's ("MDLI" or the "Company") business is connecting physicians and patients through the Internet. For physicians, we offer a line of enterprise and recently introduced Internet-based online health record products and services for use at the point of care in the exam room, with configurations suitable for practices of all sizes. In addition to assisting physicians, our products are used by a wide range of health professionals at the point of care, such as physician assistants, medical assistants and registered nurses. For patients, we will provide, in the first half of 2000, a web site that will allow them to access healthcare information directly from their physician-generated medical records, enter personal medical information and communicate with their physicians. For both physicians and patients we will provide healthcare content and e-commerce transaction services, corresponding to information in a selectively shared database that unites physicians and patients. This system is currently in the pilot phase of development and will be available in the second half of 2000. Together, these products, services and databases will comprise our Internet Health Services Center.

    Founded in 1985, MedicaLogic has been developing, marketing and supporting electronic medical records for over a decade and has products in daily use by physicians across the country. While most healthcare information systems have primarily supported financial and administrative functions, we have focused exclusively on the challenge of providing clinical solutions that are used by physicians at the point of care to create and access the electronic medical record. Our customers include academic medical centers such as Baylor College of Medicine in Houston, Texas, integrated healthcare delivery systems such as Providence Health System in Portland, Oregon, and other customers such as the NASA space shuttle program. Our technology will use the Internet to link healthcare consumers to physicians using either our LOGICIAN or LOGICIAN INTERNET electronic medical record products and services. We believe we are a leading provider of electronic medical record software in the healthcare industry.

    The Internet, with its open architecture and broadening availability at home, in the workplace and at the point of care, makes it possible for us to create our Internet Health Services Center and make the online health record more useful and cost-effective for physicians who practice alone, in small groups or within integrated healthcare delivery networks. As a result, we believe we can accelerate the rate of adoption by physicians. By connecting physicians and patients through our database of online health records, we believe we can improve the physician-patient relationship and make common communications processes, such as prescription refills or appointment requests, more convenient. Finally, beginning in the second half of 2000 we expect to offer healthcare consumers a combination of health news, education, goods and services that will correspond to their health status and interests because it will be based on the physician-created clinical information included in their personal health record.

INTERNET HEALTH SERVICES CENTER

    MedicaLogic's Internet Health Services Center integrates the following:

    ELECTRONIC MEDICAL RECORDS--for physicians, Internet-hosted applications, which became commercially available in the fourth quarter 1999, and existing client-server applications, which will become Internet-enabled in the second half of 2000, used at the point of care to document physician-patient encounters and manage clinical information.

    PERSONAL HEALTH PORTFOLIO--for consumers, an Internet application which will become commercially available in the first half of 2000 and let consumers maintain a personal health portfolio, combining portions of their physician-created electronic medical record, with personally entered information.

    CONTEXT-SPECIFIC CONTENT AND E-COMMERCE--for both consumers and physicians, health information content and e-commerce transaction services, which will become commercially available in the second half of 2000, corresponding to the patient's clinical conditions and needs based on data in the Internet health record. The content and e-commerce transaction services will be provided through strategic relationships with our e-healthcare partners.

    INTERNET HEALTH RECORD--a database for use by physicians, patients and our strategic partners, which, beginning in the first half of 2000, will be available on a commercial basis and will combine data from the electronic medical record generated by participating physicians, the personal health portfolio and our strategic partners. This database will allow for the sharing of selective data among all the participants in the Internet Health Services Center.

PRODUCTS AND MARKETS

    The primary target markets for our solution consist of healthcare providers and healthcare consumers. The healthcare provider market is divided into two segments: physicians in private practice and physicians in integrated healthcare delivery systems.

    PHYSICIANS IN PRIVATE PRACTICE. There are approximately 450,000 physicians in private practice, constituting approximately 75% of the practicing physician population in the United States. Our product offering for this market is LOGICIAN INTERNET, which we introduced commercially in the fourth quarter of 1999. LOGICIAN INTERNET provides the following benefits:

    - The creation of required documentation at a lower cost and with higher quality than is currently possible with handwriting or dictation/transcription;

    - The ability to verify compliance with Health Care Financing Administration documentation guidelines for the level of service billed;

    - The ability to obtain patient clinical information from any web browser by accessing the medicalogic.com web site;

    - The ability to be used at the point of care in the exam room, without requiring a continuous Internet connection;

    - The ability to store electronic records at our data center; and

    - Additional planned benefits in future releases including integration of laboratory results, electronic prescription transmission, claims submission and eligibility checking as well as the ability of physicians to communicate with patients using 98point6 by sharing records data and exchanging messages on the patients' personal health portfolios. We expect certain features to begin becoming commercially available in the second half of 2000.

    PHYSICIANS IN INTEGRATED HEALTHCARE DELIVERY SYSTEMS. Integrated healthcare delivery systems currently employ approximately 150,000 physicians. Our solutions for this market include LOGICIAN, a client-server based electronic medical record software solution that has been commercially available for several years, and LOGICIAN INTERNET, depending on the needs of the institution. Clients will be able to migrate between LOGICIAN and LOGICIAN INTERNET in future releases. After delivering first-generation electronic medical record products for the PC-DOS environment from 1990 to 1995, we released LOGICIAN for the Windows client-server environment in 1996 and have delivered three major upgrade releases since then. Our current customers include Allina Health System, Baylor College of Medicine, Texas Children's Hospital, Carilion Health System, Providence Health System, Riverside Health System and more than 30 others.

    LOGICIAN provides the following benefits specially designed for this market:

    - Clinical decision support, including preventive care reminders, drug interaction and allergy checking and formulary management;

    - Improved ability to measure and manage patient populations using query, reporting and intervention tools;

    - The creation of required documentation at a lower cost and with higher quality than is currently possible with handwriting or dictation/transcription;

    - The ability to verify compliance with Health Care Financing Administration documentation guidelines for the level of service billed; and

    - The ability to be used at the point of care, in the exam room.

    LOGICIAN interfaces have been developed and implemented with major vendor systems encountered in the integrated healthcare delivery system environment, including laboratory systems, practice management systems and transcription systems. We intend to expand the interfacing capabilities of LOGICIAN to include e-commerce transaction capabilities such as electronic prescription transmission. We expect certain expanded capabilities will be commercially available beginning in the second half of 2000. We will continue to deliver an enterprise-wide electronic medical record solution to this market, evolving from its traditional license-based pricing to monthly subscription pricing. We also expect to improve the enterprise product's compatibility with the Internet and the interconnectivity between LOGICIAN and LOGICIAN INTERNET. We expect these capabilities will become commercially available in the second half of 2000.

    HEALTHCARE CONSUMERS. We estimate that at least 75% of Americans are healthcare consumers, whether they see a physician themselves on a regular or episodic basis, or act as a coordinator of healthcare for a child, elderly parent, or other relative. For healthcare consumers, we will offer a web site, 98point6, which is currently in a pilot program and we expect to be commercially available in first half of 2000. 98point6 will provide the following benefits for healthcare consumers:

    - The ability to view summary data from participating physicians, including medications, diagnoses, allergies, health directives and laboratory results;

    - The ability to enter information about medical and family history, wellness goals and behaviors into a personal health portfolio;

    - The ability to integrate these two sources of data into the Internet health record generated by participating physicians, providing information that can be shared selectively with other individuals and health professionals;

    - The ability to communicate with their participating personal physician, request appointments, obtain medication refills, ask questions or clarify their records;

    - The ability to access health information content that corresponds to their personal needs through data in the Internet health record; and

    - The ability to engage in commerce, which would also correspond to specific medical needs through data in the Internet health record.

    OTHER HEALTHCARE STAKEHOLDERS. As a result of our position as a provider and custodian of personal and professional health data on the Internet, we believe we have the opportunity to facilitate healthcare e-commerce transactions, such as placing prescription orders with pharmacies, and to become a healthcare infomediary, providing aggregated and anonymous health data to organizations such as clinical research organizations. With the consent of individual patients and physicians, and to the extent permitted by law, these opportunities include:

    PHARMACY--delivery of new and refill prescription orders from physicians and patients to pharmacies and pharmacy benefit managers;

    LABORATORY--delivery of orders and return of results to physicians and patients;

    PAYERS--direct submission of claims to clearinghouses from physicians using electronic data interchange and electronic bill presentment/payment to clearinghouses by physicians on behalf of patients using their personal health portfolio;

    CLINICAL RESEARCH ORGANIZATIONS--recruitment of patients for studies through automated screening and notification;

    HEALTHCARE ORGANIZATIONS, BOTH GOVERNMENT AND PRIVATE--aggregated and anonymous data about the health of designated populations for epidemiologic research, planning and management;

    PHARMACEUTICAL MARKETING RESEARCH--electronically available data on the use and outcomes of drugs; and

    ADVERTISING/SPONSORSHIP--targeted marketing to consumers and physicians for healthcare-related products or services.

    We expect to begin providing these services beginning mid 2000 through 2001.

CUSTOMER SERVICE AND SUPPORT

    We believe effective customer service is essential to both attracting and retaining physician usage of our electronic healthcare applications as well as attracting consumers and retaining them as customers of our Internet-based services. We understand the demands of the healthcare community for person-to-person responsiveness. We provide a wide range of customer support services through a staff of customer service personnel, multiple call centers and an e-mail help desk. We also offer web-based support services that are available 24 hours a day, seven days a week and are frequently updated to improve existing information and to support new services. Our ongoing telephone support is accessible by a toll-free telephone number and is available from either 5 a.m. to 6 p.m. Pacific time, Monday through Friday or, for an additional charge 24 hours a day, seven days a week. Our operators screen all requests for telephone support and direct the call to the appropriate customer service personnel. Technical support personnel are responsible for consulting with our strategic partners about technical support issues and for resolving technical problems encountered by users, strategic partners or other parties. We also employ technical support personnel who work closely with our direct sales force, distribution partners and customers. We provide our customers with the ability to purchase maintenance for our applications and services, which includes technical support and upgrades. We also provide training programs for our customers.

    In addition, we provide enterprise planning, site evaluation, work flow preparation, hardware and software installation, interface development and installation and training of physicians and their staff in connection with the implementation of our LOGICIAN application. Enterprise and site evaluation helps us understand how best to implement our LOGICIAN application within the enterprise and physician's office work flow. The objective of the implementation process is to maximize the benefits of electronic medical records to the enterprise and the physician's practice.

CUSTOMERS

    We market our products and services to physicians, large integrated healthcare delivery networks and healthcare consumers. During 1997, VHA, Inc. accounted for approximately 23% of total revenues and Wake Forest Baptist Medical Center accounted for approximately 13% of total revenues. In 1998, VHA, Inc., accounted for approximately 20% of total revenues. During 1999, Baylor College of Medicine accounted for approximately 16% of total revenues, and Texas Childrens Hospital accounted for approximately 13% of total revenues.

SALES AND MARKETING

    Our sales and marketing programs are organized around our main customer segments: integrated healthcare delivery systems, physicians in private practice and healthcare consumers. Our products and services are distributed by a nationwide direct sales force, a complementary inside sales team, a select number of strategic distribution partners and directly through the Internet. We also partner with national consulting firms and systems integrators to deliver complete information technology solutions for large system customers.

    PHYSICIANS IN PRIVATE PRACTICE. We promote our products and services to physicians in private practice with programs designed to take advantage of the value of peer-to-peer relationships in the physician community. In contrast to the national image-building campaign required for sales to large health systems, we are building our individual physician sales and marketing campaign around activities that will stimulate physician referrals of LOGICIAN INTERNET. Sales will be offered primarily through online subscription capabilities supported by an inside telephone sales team.

    INTEGRATED HEALTHCARE DELIVERY SYSTEMS. We approach the integrated healthcare delivery system market primarily through direct sales and distribution partners. We believe our access to premier reference accounts plays a large part in the success of the sales process.

    HEALTHCARE CONSUMERS. We believe marketing programs for the healthcare consumer market are likely to be more successful when they are supported by the existing relationship between the physician or local health system and their patients. Based on that premise, we will be launching a web site, 98point6, which is currently being tested in a pilot program and which we expect to release commercially in the first half of 2000. This application can be co-branded with local integrated healthcare delivery networks. In addition, promotion of 98point6 will include a national brand building campaign designed to create interest by healthcare consumers through physicians. Consumers will register for membership at no charge at the 98point6 site or through a co-branded provider partner site.

    Our sales, marketing and business development resources are located in both our Hillsboro, Oregon and San Francisco, California facilities, while our account representatives are deployed across the United States.

STRATEGIC RELATIONSHIPS

    Because our products and services are used at the point of care, we believe we are well positioned to offer electronic transaction services to both physicians and their patients. To pursue these opportunities, we intend to form relationships with strategic partners who can provide these electronic transaction services, including electronic processing of claims, automatic filling and refilling of prescriptions and electronic transmission of laboratory results. In addition, we intend to enter into strategic partnerships with vendors who will provide medical content to our customers as well as partnerships that will allow our physician customers to have access to computer hardware on which they may use our products and services.

    To date, we have entered into strategic relationships with the following companies:

    CVS.COM. CVS.com, a subsidiary of CVS Corporation, is a leading online pharmacy and source of health, beauty and wellness products. We have entered into an agreement dated August 18, 1999 with CVS.com that provides access to an online licensed pharmacy that will receive and fill orders for prescriptions generated from physicians and patients using our Internet-based products. The one year agreement provides that CVS will pay a transaction fee to us for each prescription filled by its pharmacy based on an order received through our Internet-based products. CVS.com will only pay us for completed transactions that we facilitate between CVS.com and third parties. The agreement may be renewed for subsequent one-year terms.

    DELL. Dell Marketing L.P. is a subsidiary of Dell Computer Corporation, a leading manufacturer of personal computers and related equipment and a shareholder of MedicaLogic. We have entered into a nonexclusive agreement dated September 1, 1999 with Dell Marketing L.P. providing for a mutual marketing relationship to promote each other's products and services, including hyperlinks between each of our web sites and cooperative marketing efforts which may include trade shows, direct mail campaigns and sales training. These expenses will be accounted for as marketing expenses as incurred. The agreement designates Dell as our preferred provider of notebooks, personal computers and other hardware, and we granted Dell a nonexclusive right and license to reproduce and install our software programs and related materials on Dell branded hardware products. We will promote the Dell products with our pre-installed software programs.

    DRUGSTORE.COM. Drugstore.com, inc. is a leading Internet pharmacy. We have entered into an agreement dated November 2, 1999 to participate in drugstore.com's six-month certification program to create and promote an industry standard for the electronic transmission of prescriptions to online pharmacies. The program is expected to commence in the first half of 2000. Following certification, MedicaLogic will receive a fee for providing drugstore.com with all relevant account information for a new customer that elects to have drugstore.com fill an electronic prescription. Drugstore.com will only pay us for completed transactions that we facilitate between drugstore.com and third parties.

    ENVOY. Envoy is a leader in electronic transaction processing in the healthcare industry. We have entered into an agreement dated September 3, 1999 with Envoy that provides us with a nonexclusive and nontransferable license to Envoy's services for the processing of healthcare transactions, including patient eligibility and referral checks and medical claims submissions. Envoy will also provide technical assistance in developing new functionality to facilitate claims submission. Envoy will charge us transaction fees for use of its services. The agreement provides that Envoy will rebate to us a portion of the transaction fees received by Envoy for batch electronic transactions generated through LOGICIAN INTERNET that are submitted by Envoy to its participating payers. Envoy will only pay us for completed transactions that we facilitate between Envoy and third parties. We expect this service to become available to our LOGICIAN INTERNET subscribers in the second half of 2000.

    HEALTHGATE. HealthGate Data Corp. is a health information content provider offering health-related databases through its web site. We have entered into an agreement dated July 30, 1999 with HealthGate that allows MedicaLogic's users to access some of HealthGate's databases. We will make monthly payments, recognized as cost of revenues, to HealthGate for access to its databases. This service is currently available to our 98point6 pilot program subscribers.

    L&H. L&H Applications USA, Inc. is a subsidiary of Lernout & Hauspie Speech Products N.V., a leading provider of dictation software programs for use in professional services. We have entered into an agreement dated September 28, 1999 with L&H that provides us with a nonexclusive and nontransferable license to L&H's medical-specific speech recognition software programs for distribution with LOGICIAN INTERNET. We will make royalty payments to L&H for each copy of the software licensed, including a maintenance and support fee. Royalties will be prepaid quarterly, and will be recognized as cost of revenues when the products are delivered. This service is currently available to our LOGICIAN INTERNET subscribers.

    TIPAAA FOUNDATION. TIPAAA is a nonprofit trade association of the Independent Physicians Associations (IPAs). Under the agreement dated
December 8, 1999, the TIPAAA Foundation, the association's educational arm, will assist MedicaLogic in expanding the reach of Logician Internet, by both providing a distribution channel and participating in joint educational campaigns. The foundation plans to initiate a pilot study with independent physicians designed to provide information on the advantages of using electronic systems at the point of care, and the return on investment (ROI) for Logician Internet. To fund this program, MedicaLogic has agreed to provide an educational grant to the TIPAAA Foundation. As part of the program, TIPAAA will provide links from its Website to other sites that educate physicians on the benefits of automation in office-based physicians practices.

    PLANETRX.COM PlanetRx.com is an Internet healthcare destination for content, commerce and community. Under terms of the agreement dated January 27, 2000, MedicaLogic's qualified Logician and Logician Internet clinicians will be able to send prescriptions and reorder authorizations electronically directly from the physician's office to PlanetRx.com's online drugstore. Patients will be able to order their prescription refills online through MedicaLogic's 98point6 patient channel or directly through the PlanetRx.com site. PlanetRx.com will become a preferred online drugstore vendor for MedicaLogic's Logician and Logician Internet clinicians, enabling their patients to fill prescriptions online at PlanetRx.com. In addition, PlanetRx.com will also appear on the 98point6 patient channel as one of the top drugstore choices for qualified MedicaLogic patients.

COMPETITION

    High growth, intense competition, and technological change characterize the market for electronic healthcare information services and e-commerce. In addition to direct competitors in the electronic medical records market, none of which has a significant share of the market, we face competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. We expect significant competition from:

    TRADITIONAL HEALTHCARE INFORMATION SYSTEM VENDORS. These vendors, including Cerner Corporation, Epic Systems Corporation, IDX Corporation, McKesson/HBOC, Medic, a division of Misys PLC, and Shared Medical Systems Corporation, focus on providing information systems to large healthcare enterprises and physician practice groups. They have large installed bases of customers. Although they have not traditionally focused on providing electronic medical record solutions, they have begun to pursue a variety of Internet strategies, some of which could provide functions competitive with our products and services.

    INTERNET HEALTHCARE COMPANIES. Internet healthcare companies are focusing on a wide variety of areas, including:

     - Automating financial, administrative and clinical transactions, such as Healtheon Corporation and CareInsite, Inc.;

     - Attracting physicians with journalistic content, such as Medscape, Inc. and Physicians Online, Inc.; and

     - Targeting the health consumer area, including drkoop.com, Inc. and iVillage Inc. for content, as well as online pharmacies, such as drugstore.com, Inc.

    Each of these companies can be expected to compete with us within segments of the evolving Internet healthcare market, but it is also likely that some of them will serve in the role of our partner or vendor. Major Internet companies, including those not currently specializing in the healthcare industry, may also enter our markets. Many of these companies have longer operating histories, larger customer bases, substantially greater financial, technical, sales and marketing resources and greater name recognition than we do and we may be unable to compete successfully against these companies.

    The most significant competitive factors include clinical focus, service reliability, breadth of product offerings, price performance ratio, network security, ease of access and use, content bundling, customer support, brand recognition and operating experience. We believe we will be able to compete favorably in these areas.

TECHNOLOGY

    Our Internet Health Services Center consists of a fault tolerant configuration of web and database server computers interconnected through redundant, high speed network components. The center is currently located at a secure third-party data center. A new, state-of-the-art data center is being constructed at our San Francisco office. All data centers incorporate advanced technology to provide a high degree of security in the transmission of highly sensitive and confidential patient medical record data over the Internet. This includes strict authentication, sophisticated data encryption techniques, strong network firewalls, stringent personnel policies, tightly controlled physical access to the data centers and independent overall security audits of those sites. All of our services will be linked to advanced storage systems that provide data protection through techniques such as replication. We also will maintain on-site backup power systems in the San Francisco data center and will install similar facilities in our back-up data center. These safeguards are designed to provide a reliable and secure environment for the storage and exchange of confidential patient and customer data. Although we believe our facilities are highly resistant to systems failure and sabotage, we are developing, and are in the process of implementing, a disaster recovery and contingency operations plan.

    Our LOGICIAN product is based on Oracle Corporation's database products. We license these databases from Oracle under an Oracle alliance agreement. As an alliance member, we have been given the right to sublicense the database software to our customers.

DEVELOPMENT AND ENGINEERING

    We believe our future success will depend on our ability to continue to maintain and enhance our Internet Health Services Center, LOGICIAN applications and related services. We have developed applications and services in house, although future extensions to our products and services may come through acquisitions as well. We will continue to work closely with other companies in our development efforts.

    We have several significant projects currently in development. These include the continued enhancement of LOGICIAN and LOGICIAN INTERNET, and the development of new services such as our physician and consumer oriented web sites and development of interfaces with our strategic partners' and others' technology.

    Rapid technological developments and evolving industry standards characterize the emerging market for Internet-based electronic medical records and associated transaction processing. The emerging nature of this market and its rapid evolution will require that we continually improve the performance, features and reliability of LOGICIAN and the Internet Health Services Center, particularly in response to competing offerings.

    We maintain a high standard for the most effective and innovative technologies. The success of new product and service introductions is dependent on several factors, including:

     - Proper definition of new applications or services;

     - Appropriate staffing of expertise on the particular assignment;

     - Timely completion and introduction of new products and services; and

     - Differentiation of new products and services from those of our competitors.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase or decrease government involvement in healthcare or change the operating environment for our potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management, which may enhance the marketability of our applications and services. We cannot predict with any certainty what impact, if any, these proposals or healthcare reforms might have on our business, financial condition and results of operations.

    The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. It will be necessary for our products and services to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish rules about individuals' rights to access their own or someone else's medical information within legislation known as a patient bill of rights. This legislation, if enacted, would likely define what is to be considered protected health information and outline steps to ensure the confidentiality of this information.

    The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current applications or services are subject to FDA jurisdiction or regulation; however, we plan to expand our application and service offerings into areas that may subject us to FDA regulation. We have no experience in complying with FDA regulations. Our compliance with FDA regulations could prove to be time consuming, burdensome and expensive, which could have a material adverse effect on our ability to introduce new applications or services in a timely manner.

    The confidentiality of patient records and the circumstances under which records may be released for inclusion in our databases are subject to substantial and rapidly evolving regulation governing both the disclosure and the use of confidential patient medical record information. Legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of medical records to implement security measures that may require substantial expenditures by us or materially restrict the ability of healthcare providers to submit information from patient records using our applications.

    In October 1999, the Department of Health and Human Services proposed new rules under the Health Insurance Portability and Accountability Act of 1996. The proposed rules would require the formulation of policies and systems that give individuals access to their health information. In addition, these rules would require that safeguards be constructed to protect this health information against unauthorized access. The proposed rules include new penalties for violations of an individual's right to keep her health information private. These proposed rules are expected to become final in early 2000.

    There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as online content, user privacy, pricing and characteristics and quality of applications and services. For example, although two key provisions of the act were held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of some types of information and content.

    Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States or any state may adopt legislation to attempt to protect this privacy. Any legislation addressing these issues could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

    International regulations concerning the Internet, privacy and transborder data flows are considerably more developed than regulations in the United States. We intend to develop applications and services to be used on a worldwide basis and, consequently, will be required to comply with international regulations concerning the Internet and e-commerce, as well as with U.S. regulations. We have not evaluated the effect that these regulations would have on our business. These regulations also may have an adverse effect on our ability to compete internationally.

    The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and some other Internet activities. A recently passed law places a temporary moratorium on specific types of taxation on e-commerce. We cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

    We believe patent, trade secret and copyright protection are less significant to our success than our ability to develop new products and services. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology. We presently have several federal trademark registrations, including MedicaLogic, Practice With Knowledge, KnowledgeBank, Logician, SIMPL and LinkLogic and numerous pending trademark applications, including AboutMyHealth, 98point6, Quickstep, ScheduLogic, Zero Degrees of Separation and The Online Health Record Company. We have filed ten applications for U.S. patents and are preparing two additional applications. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We presently have nine pending copyright applications for our software, tools and KnowledgeBank forms, reports and templates. We license our software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code.

    The steps taken by us to protect our proprietary rights may be inadequate and, as a result, third parties may infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights. In addition, the global nature of the Internet makes it impossible to control the ultimate destination of our services and effective copyright and trademark protection may be unenforceable or limited in foreign countries.

    Our competitors or others may adopt product or service names similar to ours, which may impede our ability to build brand identity and possibly lead to customer confusion. Moreover, because Internet domain names derive value from the individual's ability to remember these names, our domain name may lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. Our inability to protect our marks adequately could have a material adverse effect on the acceptance of our brand and on our business, financial condition and results of operations. In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

EMPLOYEES

    As of December 31, 1999, we employed 298 persons on a full-time basis, of whom there were 89 in technical development and support, 95 in sales and marketing, 59 in professional services, 24 in operations and networks and 31 in other administrative functions. None of our employees is a member of a labor union or is covered by a collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 2. PROPERTIES

    The executive offices of the Company are located in Hillsboro, Oregon totaling approximately 120,000 square feet of space under leases that expire in December 2007. The Company is in the process of building out 45,000 square feet of this leased space and intends to occupy the space in 2000. The Company also occupies approximately 38,000 square feet of office space in San Francisco, California under a lease that expires in May 2009. The Company currently occupies approximately 56% of this space and plans to occupy the balance by the end of 2000.

    The Company owns substantially all of the equipment used in its facilities, except equipment held under capitalized lease arrangements.

    The Company believes that its existing properties are in good condition and suitable for the conduct of its business. We believe our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

    We were named as a defendant in an action filed by AllCare Health Management Systems, Inc. on June 14, 1999 in the United States District Court for the Northern District of Texas. The complaint alleged that MedicaLogic and eleven other named defendants infringed a patent relating to an integrated healthcare system. MedicaLogic reached settlement with AllCare Health Systems Inc. and on December 20, 1999 a Consent Order dismissing the claim was signed by the Court. All costs associated with this action are reflected in Medicalogic's financial statements as of December 31, 1999.

    We were named as a defendant in an action filed by Epic Systems Corporation on November 18, 1999 in the United States District Court for the Western District of Wisconsin. The complaint alleged that MedicaLogic was infringing a patent relating to a method of storing and invoking phrases on a computer by entering abbreviated phrases and predetermined character strings. According to the complaint, the plaintiff was seeking to enjoin MedicaLogic from the alleged infringement and to recover damages in an unspecified amount. Epic Systems Corporation agreed to dismiss, without prejudice, the action and a Dismissal Order was entered by the court on January 26, 2000. All costs associated with this action are reflected in Medicalogic's financial statements as of December 31, 1999.

    We are not currently subject to any other material legal proceedings. However, we could be subject to intellectual property infringement claims as the number of our competitors grows or the functionality of our products and services overlaps with competing products. We could incur substantial costs and diversion of management resources defending any infringement claims. In addition, a party making a claim against us could secure a judgement awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Licenses for intellectual property of third parties that might be required for our products or services may not be available on commercially reasonable terms, or at all.

    We provide data for use by physicians, consumers and other healthcare stakeholders. This data may be obtained from our physician customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries related to the use of this data may be made in the future, and we may not be able to insure adequately against these claims. A claim brought against us that is uninsured or under-insured could lead to material damages against us.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On November 1, 1999, the Company solicited proxies from the holders (collectively the "Shareholders") of the Company's Series A Convertible Preferred Stock, Series C Convertible Preferred Stock, Series E Convertible Preferred Stock, Series F Convertible Preferred Stock, Series J Convertible Preferred Stock and Common Stock (collectively, "Capital Stock") to consider a proposal to amend the Company's articles of incorporation to (i) effect a reverse stock split so that each of the shares of the Company's Common Stock issued and outstanding immediately prior to the reverse stock split would be reclassified and changed into and constitute .5 shares of the fully paid Common Stock of the Company without further action of any kind and (ii) on a post-reverse stock split basis, maintain the number of authorized shares of Common Stock of the Company at 100,000,000. On November 12, 1999, Shareholders holding a total of 38,805,678 shares of Capital Stock of the Company, out of the total of 50,350,513 shares of Capital Stock outstanding on the record date of November 1, 1999 were present in person or by proxy at the special meeting of Shareholders and all shares present voted in favor of the adoption of the proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has traded on the Nasdaq National Market under the symbol "MDLI" since December 10, 1999. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available for the periods prior to December 10, 1999.

    According to the Company's transfer agent, the Company had approximately 271 stockholders of record as of December 31, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The following table sets forth the high and low sales prices reported on the Nasdaq National Market for MDLI common stock for the periods indicated:

                                                               LOW        HIGH
                                                             --------   --------
Fiscal year and quarter ended December 31, 1999:
  December 10, 1999 To December 31, 1999...................   $18.25    $29.625

    The market price of our common stock has fluctuated since the date of our Initial Public Offering and is likely to fluctuate in the future. Factors that may have a significant effect on the market price of our common stock include:

     - Actual or anticipated quarterly variations in our operating results;

     - Change in expectations of future financial performance or changes in estimates of securities analysts;

     - Announcements of technological innovations;

     - Announcements relating to strategic relationships;

     - Customer relationship developments; and

     - Conditions affecting the Internet or healthcare industries, in general.

    The trading price of our common stock may be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

    In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. If this were to happen to the Company, litigation would be expensive and would divert management's attention.

    The Company has never declared on paid any cash dividends on its common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

    The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of

Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of $115,345,000, including the overallotment option. Underwriter discounts and commissions totaled $8,074,150. The Company paid an estimated total of $2,970,850 for other expenses in connection with the initial public offering. Proceeds to MedicaLogic, net of underwriting discounts, commissions and other expenses, were approximately $104,300,000. As of March 1, 2000, the entire amount of the net proceeds from the initial public offering were invested in cash equivalents and short-term investments.

    Within the last year, MedicaLogic has issued and sold the following unregistered securities on the dates and for the consideration indicated:

    In August 1998, MedicaLogic granted an option to purchase 8,000 shares of Common Stock at a price of $4.00 a share to Enterprise Partners IV Associates, L.P. and granted an option to purchase 92,000 shares of Common Stock at a price of $4.00 a share to Enterprise Partners IV, L.P. The options were exercised on April 14, 1999. The shares of Common Stock and the options were offered and sold and issued in reliance upon the exemptions from registration pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

    In February 1999, MedicaLogic issued 750,000 shares of Common Stock to the shareholders of PrimaCis Information Technology, Inc., at a deemed value of $4.40 a share, as partial consideration for the acquisition of PrimaCis. The shares of Common Stock were offered and sold by MedicaLogic in reliance upon the exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

    In May 1999, MedicaLogic issued shares of its Series J Preferred Stock to four investors. MedicaLogic offered and sold an aggregate of 3,663,158 shares of Series J Preferred Stock to the investors at a price of $9.50 a share, for a total purchase price of $34,800,000. The shares of Series J Preferred Stock were offered and sold by MedicaLogic in reliance upon the exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

    In August 1999, MedicaLogic issued an additional 1,525,264 shares of its Series J Preferred Stock to 11 investors. MedicaLogic offered and sold the shares of Series J Preferred Stock to the investors at a price of $9.50 a share, for $13,499,998.75 in cash, and services from three of the investors valued at $990,004.50. The shares of Series J Preferred Stock were offered and sold by MedicaLogic in reliance upon the exemptions from registration pursuant to
Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

    In September and October 1999, MedicaLogic issued 172,763 shares of Common Stock to Baylor College of Medicine pursuant to an agreement described in the prospectus that provides for the issuance of shares of Common Stock to Baylor upon certain purchases of LOGICIAN licenses from the Company. The shares were issued to Baylor as a result of purchases of LOGICIAN licenses by institutions in Houston, Texas for approximately $1,641,244, and the deemed value of the shares at the time of issuance was $9.50 a share. The shares of Common Stock were offered and sold by MedicaLogic in reliance upon the exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

OPTIONS, RESTRICTED STOCK AND GRANTS UNDER STOCK INCENTIVE PLAN

    As set forth in the chart below, between October 1998 and November 1999 MedicaLogic granted to employees, consultants and directors stock options under MedicaLogic's Stock Incentive Plans in reliance on the exemption from registration provided by either (i) Section 4(2) of the Securities Act, or
(ii) Rule 701 promulgated under the Securities Act.

                                                               NUMBER OF SHARES    EXERCISE
                                                              SUBJECT TO OPTIONS    PRICE
                                                              ------------------   --------
October 29, 1998 to May 25, 1999............................         371,500        $ 4.40
May 26, 1999 to September 17, 1999..........................         901,504        $ 6.50
September 18, 1999 to November 17, 1999.....................         596,750        $ 9.50
November 18, 1999 to December 5, 1999.......................         172,000        $10.00
December 6, 1999 and thereafter.............................         352,700        $13.00

    In the past year, MedicaLogic from time to time offered and sold the following shares of Common Stock as incentive compensation to senior management of MedicaLogic, subject to repurchase or performance requirements, pursuant to MedicaLogic's Stock Incentive Plans. Such restricted Common Stock was issued in reliance on the exemption from registration provided by either
(i) Section 4(2) of the Securities Act, or (ii) Rule 701 promulgated under the Securities Act.

                                                             NUMBER OF SHARES OF     SALE
                                                              RESTRICTED COMMON     PRICE
                                                             -------------------   --------
October 29, 1998 to May 25, 1999...........................        300,000          $ 4.40
May 26, 1999 to September 17, 1999.........................        442,500          $ 6.50
September 18, 1999 to November 17, 1999....................        125,000          $ 9.50
November 18, 1999 to December 6, 1999......................        365,000          $10.00
December 6, 1999 and thereafter............................         15,000          $13.00

    In the past year, MedicaLogic from time to time has granted shares of Common Stock to employees or consultants in exchange for services rendered to MedicaLogic, pursuant to MedicaLogic's Stock Incentive Plans, as set forth in the table below in reliance upon the exemptions from registration provided by either (i) Section 4(2) of the Securities Act, or (ii) Rule 701 promulgated under the Securities Act.

                                                                          DEEMED PER SHARE
                                                       NUMBER OF SHARES       VALUE AT
                                                          OF COMMON        DATE OF GRANT
                                                       ----------------   ----------------
October 29, 1998 to May 25, 1999.....................       23,750              $4.40
May 26, 1999 to September 17, 1999...................       35,000              $6.50
September 18, 1999 and thereafter....................        7,000              $9.50

    All of the shares underlying the stock options and restricted shares granted pursuant to MedicaLogic's Stock Incentive Plans were registered on a Form S-8, effective January 14, 2000.

    The Company also sold to certain partners of Stoel Rives LLP, its legal counsel, 20,000 shares of MedicaLogic Common Stock at $6.50 per share. The Common Stock was offered and sold by MedicaLogic in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

    This summary should be read together with the consolidated financial statements, notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1996       1997       1998       1999
                                              --------   --------   --------   --------   --------
SELECTED FINANCIAL DATA:

Revenues....................................  $ 7,537    $  9,664   $ 12,807   $ 16,160   $ 19,717
Net loss attributed to common
  shareholders..............................  $(4,261)   $(10,364)  $(10,819)  $ (7,232)  $(27,987)
Basic and diluted net loss per common
  share(1)..................................  $ (0.68)   $  (1.64)  $  (1.64)  $  (1.06)  $  (3.07)
Total assets................................  $14,787    $ 26,074   $ 22,072   $ 24,308   $168,354
Long-term obligations.......................  $ 1,454    $    977   $    278   $    679   $  2,233
Convertible redeemable preferred stock......  $15,795    $ 35,867   $ 42,791   $ 49,782   $     --
Total shareholders' equity (deficit)........  $(4,995)   $(15,317)  $(26,093)  $(32,439)  $149,840

------------------------

(1) For a description of the computation of the net loss per common share see note 1 of the notes to the consolidated financial statements.

    We encourage you to read the consolidated financial statements included in this annual report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussions should be read in conjunction with the MedicaLogic Inc. consolidated financial statements and notes thereto. This management discussion and analysis of financial condition and result of operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix, product and service development, and relationships with strategic partners. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "becoming", "begin", "expand", "improve", "become", "likely", or "continue" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements regarding expected revenues from license and subscription fees for LOGICIAN and LOGICIAN INTERNET, customer support and consulting contracts associated with LOGICIAN, transaction fees for drug prescriptions, payment claims processing and advertising, third party licensing fees, additional investment in staff and infrastructure, expanding market penetration, acceptance of our products and services. These forward-looking statements involve risks and uncertainties, and it is important to note that MedicaLogic's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to MedicaLogic as of the date hereof, and MedicaLogic assumes no obligation to update any forward-looking statement or risk factor.

OVERVIEW

    MedicaLogic was founded in 1985 and released its first DOS-based electronic medical record product in 1989. In 1996, it released LOGICIAN, a Windows-based electronic medical record product. During 1999, MedicaLogic released its current version of LOGICIAN, for which an upgrade was shipped in the third quarter of 1999, and released its latest product LOGICIAN INTERNET in the fourth quarter of 1999. MedicaLogic's consumer web site, 98point6.com, is being tested in a pilot program and is expected to be introduced in the first half of 2000.

    MedicaLogic receives revenues from licensing its software products both directly to end-users and indirectly through resellers. Revenue is recognized from licenses when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. MedicaLogic receives service revenues from customer support contracts and consulting contracts. Customer support revenue, which consists of annual subscription fees for ongoing support of the product, including upgrades, is recognized ratably over the term of the contract, which is typically one year. MedicaLogic derives consulting revenues primarily from the implementation services performed on a time-and-materials basis under separate service arrangements related to the implementation of software products. MedicaLogic recognizes revenues from consulting services as the services are performed.

    MedicaLogic recognizes software license revenues consistent with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION, as amended by Statement of Position 98-4 and 98-9. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and have been applied to transactions entered into after January 1, 1998. The application of SOP 97-2 and related amendments have not had a material impact on MedicaLogic's results of operations.

    As a result of the implementation of its LOGICIAN INTERNET product, with revenues recognized for monthly subscriptions, along with a transition to monthly subscription-based pricing for its LOGICIAN enterprise products, MedicaLogic expects that its historical revenue sources, sales of software licenses and services will gradually be replaced by these subscriptions revenues. Because MedicaLogic's subscription business model is in an emerging stage, revenue and income potential from MedicaLogic's subscription products and services is unproven. For this reason, MedicaLogic expects historical revenue sources will continue to be major contributors to overall revenues. Despite the continued importance of historical revenue sources, you should not use MedicaLogic's past results as a basis to predict its future performance due to the implementation of MedicaLogic's subscription business model.

    MedicaLogic has two key metrics which will be reported on an on-going basis, "clinicians" and "online health records." Many types of health professionals use the LOGICIAN product, including medical personnel at the point of care, such as physicians, registered nurses, physician assistants and medical assistants, as well as a range of administrative support personnel such as front office and billing staff. For reporting purposes, MedicaLogic will define "clinicians" as health professionals involved at the point of care, excluding administrative support. In addition, clinicians will include registered users of the LOGICIAN INTERNET product. "Online health records" are defined as the electronic medical record equivalent to a paper-based medical chart for an individual patient.

    Costs of license revenues consist of licensing fees paid to third-party software vendors, product media, product duplication, and manuals. Costs of service revenues consist of implementation and support personnel and third-party service provider costs related to customer support. Third-party licensing fees represent charges for use of Oracle databases and industry specific content included in the software. The majority of these licensing fees are based on the number of licenses MedicaLogic distributes to customers. Marketing and sales expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and promotional expenses and facility and communication costs. Research and development expenses consist primarily of salaries and benefits paid to software developers, quality assurance personnel and technical writers, equipment for software developers and payments to outside contractors. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, legal and other administrative personnel and professional services fees.

ACQUISITIONS

    Effective January 1999, MedicaLogic acquired PrimaCis Health Information Technology, Inc. in a transaction that was accounted for as a purchase. PrimaCis, which was founded by faculty members of the Baylor College of Medicine, was a developer of electronic medical record software and had developed in-depth Internet-based oncology content for its Internet site. MedicaLogic paid PrimaCis shareholders total consideration of $6.3 million and paid $153,000 in merger-related costs to acquire the outstanding shares of PrimaCis capital stock. These amounts consisted of $2.1 million in cash, the issuance of shares of MedicaLogic common stock valued at $3.3 million and the assumption of $1.1 million in PrimaCis' liabilities. Goodwill in the amount of $6.5 million, reflecting the excess of the purchase price for PrimaCis over the fair value of the net tangible and other intangible assets acquired, will be amortized on a straight-line basis over a four-year period.

    At about the time of the PrimaCis acquisition, MedicaLogic entered into an agreement with the Baylor College of Medicine. This agreement provides that for each purchase of licenses of LOGICIAN by December 31, 2002 by Baylor College of Medicine or any other institution or health care provider in the Houston, Texas area, MedicaLogic will issue as payment to Baylor College of Medicine shares of its common stock having a then-current fair market value equal to 50% of the license fees received from that sale, up to an aggregate maximum of $12.0 million of common stock.

RECENT DEVELOPMENTS

    On February 22, 2000 MedicaLogic, Inc. and Medscape, Inc. announced an agreement to merge and, on the same date, MedicaLogic announced an agreement to acquire Total eMed, Inc. Medscape shareholders will receive 0.323 shares of MedicaLogic common stock for each share of Medscape stock. Total eMed shareholders will receive 8 million shares of MedicaLogic common stock for all of its outstanding shares and options. The combined companies will be known initially as MedicaLogic/Medscape. These transactions are expected to be accounted for as purchases and will become effective upon approval by the shareholders of all three companies and the satisfaction of other conditions.

RESULTS OF OPERATIONS

    The following table sets fourth MedicaLogic's revenues, operating expenses, other income and expense and net loss as a percentage of total revenues for the years ended December 31, 1997, 1998 and 1999.

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1997         1998         1999
                                                            --------     --------     --------
Revenues:
  Licenses................................................    59.5%        64.4%         62.2%
  Service and support.....................................    40.5         35.6          37.8
                                                             -----        -----        ------
Total revenues............................................   100.0        100.0         100.0
                                                             -----        -----        ------
Operating expenses:
  Cost of licenses........................................    13.3          5.8           5.9
  Cost of service and support.............................    47.3         36.0          36.4
  Marketing and sales.....................................    60.0         48.8         110.3
  Research and development................................    55.0         49.9          67.3
  General and administrative..............................    10.3          7.1          27.7
                                                             -----        -----        ------
Total operating expenses..................................   185.9        147.6         247.6
                                                             -----        -----        ------
  Operating loss..........................................   (85.9)       (47.6)       (147.6)
Total other income, net:..................................     2.5          4.1           7.3
                                                             -----        -----        ------
    Loss before income taxes..............................   (83.4)       (43.5)       (140.3)
Provision for income taxes................................      --           --            --
                                                             -----        -----        ------
    Net loss..............................................   (83.4)%      (43.5)%      (140.3)%
                                                             =====        =====        ======

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

    As of December 31, 1999, over 7,800 clinicians maintained more than
8.1 million electronic medical records with MedicaLogic products. These totals represent approximately 55% and 40% increases over previous year figures of approximately 5,000 clinicians and 5.8 million electronic medical records, respectively.

    During 1997, VHA, Inc. accounted for approximately 23% of total revenues and Wake Forest Baptist Medical Center accounted for approximately 13% of total revenues. In 1998, VHA, Inc., accounted for approximately 20% of total revenues. During 1999, Baylor College of Medicine accounted for approximately 16% of total revenues, and Texas Childrens Hospital accounted for approximately 13% of total revenues.

    Since inception, but increasingly during the past year, MedicaLogic has made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. From January 1, 1999 through December 31, 1999, the Company hired 146 employees, or approximately 49% of the current workforce, and invested approximately $12.5 million in capital assets. A large portion of these assets is dedicated to the development of the Internet Health Services Center. The planned growth will require additional staff and infrastructure.

    For the year ended December 31, 1999, MedicaLogic recorded aggregate deferred compensation of $4.7 million for the grant of stock options and restricted stock at prices less than the deemed fair value on the grant date. The deferred compensation is being amortized over the vesting period of the securities, which is generally three years. Of the total deferred compensation, $0.4 million was amortized during 1999. MedicaLogic expects to amortize approximately $1.6 million, $1.6 million and $1.2 million for the years 2000, 2001 and 2002 respectively.

    MedicaLogic has incurred net losses each year since it began operations. The Company incurred net losses of approximately $10.7 million, $7.0 million and $27.7 million for the years ended December 31, 1997, 1998 and 1999. As of December 31, 1999, MedicaLogic had an accumulated deficit of $63.5 million. MedicaLogic intends to increase further its spending on technology infrastructure development, marketing and promotion, services development and strategic relationships, all of which are related to the establishment of the Internet Health Services Center. As a result, it expects to continue incurring net losses and negative cash flows from operations at least through 2000.

REVENUES

    Total revenues, which consisted of software licenses and service revenues, increased from $12.8 million in 1997 to $16.2 million in 1998, and to $19.7 million in 1999. License revenues increased from $7.6 million in 1997 to $10.4 million in 1998, and to $12.3 million in 1999. The increase in license revenues from 1997 to 1998 primarily resulted from an increase in the average selling price from 1997 to 1998 due to increased sales through the direct sales channel. The increase in license revenues from 1998 to 1999 continued the trend of realizing higher average selling prices of LOGICIAN, partly offset by a decrease in the total number of licenses sold. The increase in the average selling price resulted primarily from a higher percentage of products sold through direct channels versus products sold through reseller channels. This trend is not expected to continue as MedicaLogic moves to a subscription business model for LOGICIAN and LOGICIAN INTERNET, and these sources of revenue become the primary sources of revenues. However, the timing and acceptance of new products or the financial conditions of key customers could negatively impact the physician adoption rate, which would have a material adverse effect on the business, operating results and financial condition of MedicaLogic.

    Service revenues increased from $5.2 million in 1997 to $5.8 million in 1998, and to $7.5 million in 1999 representing a growth rate of 11% in 1998 and 29% in 1999. The increase in service revenues is the result of new support contracts on an increasing installed base of LOGICIAN licenses. MedicaLogic expects total service revenue to continue to grow. However, failure of or delay in the adoption of LOGICIAN by physicians could have a material adverse effect on MedicaLogic's business, operating results and financial condition. MedicaLogic cannot insure that its customers will maintain their LOGICIAN licenses or support contracts.

OPERATING EXPENSES

    COSTS OF REVENUES

    Costs of licenses were $1.7 million in 1997, $0.9 million in 1998 and $1.2 million in 1999. Costs of license revenues as a percentage of license revenues was approximately 22% in 1997, 9% in 1998 and 9% in 1999. The decrease in dollar amounts and the percentage of revenue amounts from 1997 to 1998 is primarily due to more favorable license fee terms negotiated with Oracle in 1998 due to MedicaLogic's larger installed base. In 1999, costs of license revenues as a percentage of license revenues remained level with 1998.

    Costs of service and support decreased from $6.1 million in 1997 to $5.8 million in 1998, and increased to $7.2 million in 1999. The decrease in cost from 1997 to 1998 reflects the reorganization of MedicaLogic's consulting practice, which included personnel changes, the relocation of personnel to in-home offices from rented space and the reduction of use of third-party contractors. The increase in cost of service from 1998 to 1999 is primarily due to additional personnel costs to support the growth in installations and revenues. MedicaLogic expects these costs to continue to increase along with the growth in use of MedicaLogic's products. Costs of service revenues as a percentage of service revenues was 117% in 1997, 101% in 1998 and 96% in 1999. The declining percentage of costs to revenues is the result of improving staff utilization over a larger base, as well as the cost reduction measures taken in 1998 as noted above. MedicaLogic does not assume this trend will continue due to the launch of new products and the uncertain mix of products sold. The cost of providing service to customers as a percentage of associated revenues often varies between periods because the costs of implementation and support personnel are relatively fixed.

    MARKETING AND SALES

    Marketing and sales expenses increased from $7.7 million in 1997 to $7.9 million in 1998, and to $21.7 million in 1999. The increases in marketing and sales expenses from 1997 to 1998 resulted primarily from an increase in commissions paid to sales staff based on increased sales, and marketing activities which included trade shows and public relations. Marketing and sales expenses represented 60% of total revenues in 1997, 49% in 1998 and 110% in 1999. The decrease in marketing and sales expenses as a percentage of total revenues from 1997 to 1998 reflects the more rapid growth in revenues compared to the growth of marketing and sales expenses due to early investment in marketing activities to create product awareness. The increase in both the marketing and sales dollar amount and percentage of revenues from 1998 to 1999 resulted primarily from costs related to additional direct and indirect workforce required to promote and launch new products of approximately
$6.6 million, and an increase in trade shows, public relations and advertising of $28.8 million in support of these product launches. MedicaLogic believes that it will need to continue to increase its sales and marketing efforts to expand market penetration and increase acceptance of its Internet products and services.

    RESEARCH AND DEVELOPMENT

    Research and development expenses increased from $7.0 million in 1997 to $8.1 million in 1998, and to $13.3 million in 1999. Research and development costs represented 55% of total revenues for 1997, 50% in 1998 and 67% in 1999. The increases in research and development expenses from 1997 to 1998 resulted from an increase in the number of software developers and quality assurance personnel and the use of outside contractors to support product development and testing activities. The decrease in research and development expenses as a percentage of total revenues primarily reflects the increase in revenues relative to the increase in research and development staff to develop and enhance the LOGICIAN product. The increases in research and development dollar amount and percentage from 1998 to 1999 resulted primarily from additional development staff and contractors required to develop new products and product upgrades, and related equipment and facilities cost totaling approximately
$4.9 million. MedicaLogic believes that research and development costs will continue to increase as it expands its product offering of LOGICIAN software and other products.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased from $1.3 million in 1997 to $1.2 million in 1998, and increased to $5.5 million in 1999. General and administrative expenses represented approximately 10% of total revenues in 1997, 7% in 1998 and 28% in 1999. The increase from 1998 to 1999 resulted from the addition of administrative personnel and the use of contractors to support the growth of MedicaLogic's business, $2.2 million; amortization of goodwill related to the PrimaCis acquisition, $1.5 million; and the costs associated with the set up of the San Francisco facility, $0.5 million. MedicaLogic believes that general and administrative expenses will continue to increase as it expands administrative staff and incurs expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs and professional services fees.

    OTHER INCOME (EXPENSE)

    Other income increased from $0.3 million in 1997 to $0.7 million in 1998, and to $1.4 million in 1999. The increase from 1997 to 1999 in other income is mainly attributable to an increase in interest earned on cash and cash equivalents and short term investments from issuance of preferred stock and the initial public offering. MedicaLogic expects other income to increase substantially in 2000 primarily due to the increase in cash and cash equivalents and short-term investments. However, the amount of the increase will be effected by changes in interest rates, and the rate at which MedicaLogic uses the funds to support its growth.

    PROVISION FOR INCOME TAXES

    As a result of net operating losses in 1999 and prior years, MedicaLogic made no provision or benefit for federal or state income taxes. As of December 31, 1999, it had net operating loss carryforwards for tax reporting purposes of approximately $59.6 million and research and experimentation credits of approximately $2.0 million which expire through 2019. Approximately
$7.1 million of the net operating loss carryforwards are subject to an annual utilization limitation due to ownership changes in prior years.

    LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999, MedicaLogic had cash and cash equivalents of $110.3 million and short term investments of $28.5 million, up a combined $127.1 million from the December 31, 1998 balances of $4.7 million and $7.0 million respectfully.

    Financing activities provided cash of $5.6 million, $7.8 million and $154.9 million in the years ended December 31, 1997, 1998 and 1999 as follows: in 1997, primarily from the issuance of preferred stock of $6.8 million offset by payments of $1.3 million for obligations under capital lease agreements; in 1998, primarily from the issuance of preferred stock of $6.8 million offset by payments of $1.3 million for obligations under capital lease agreements and notes payable; and in 1999, primarily from MedicaLogic's initial public offering of $104.3 million, and the issuance of preferred stock in the amount of $47.8 million, offset by payments of $1.2 million for obligations under capital lease agreements and notes payable.

    On December 10, 1999, MedicaLogic completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering was $104.3 million. Prior to its initial public offering, MedicaLogic financed its operations with private placements of equity securities with investors such as Continental Casualty Company; Dell Computer Corporation; Franklin Capital Associates III, L.P.; Furman Selz SBIC, L.P.; Glynn Ventures III, L.P.; New Enterprise Associates VI, Limited Partnership; Sequoia funds; Soros investments funds; and VHA, Inc. As of December 31, 1999, net proceeds from these private placements totaled
$97.1 million.

    MedicaLogic has borrowed $3.3 million under a term loan facility with General Electric Capital Business Asset Funding Corporation to finance the purchase of new capital equipment. No amounts were available under this facility at December 31, 1999.

    MedicaLogic's operating activities resulted in net cash outflows of $11.6 million, $6.8 million and $12.7 million for the years ended December 31, 1997, 1998 and 1999. Cash outflows in 1997, 1998 and 1999 resulted from MedicaLogic's investment in sales and marketing of $7.7 million, $7.9 million and $21.7 million, research and development of $7.0 million, $8.1 million and $13.3 million, which contributed to operating losses of $11.0 million, $7.7 million and 29.1 million. Cash outflows in 1999 also increased for prepaid assets of $4.0 million due to the purchase of prepaid maintenance contracts, prepaid insurance and prepaid royalties. These costs were partially offset by a reduction of $3.1 million in MedicaLogic's accounts receivable due to improved collection on customer contracts, an increase in accounts payable of $4.1 million due to the timing of invoice due dates, and an increase of $2.2 million in deferred revenue because of an increasing base of Logician licenses.

    Investing activities resulted in net cash outflows of $7.6 million, $1.2 million and $36.6 million for the years ended December 31, 1997, 1998 and 1999. Cash outflows in 1997 resulted from net investments of $7.1 million in short term instruments. Cash outflows in 1998 resulted from $1.3 million related to the purchase of fixed assets. Cash outflows in 1999 resulted from net investments of $21.8 million in short-term instruments, $12.5 million related to the purchase of fixed assets and $2.1 million for the acquisition of PrimaCis.

    MedicaLogic currently anticipates that it will continue to experience significant growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, increases research and development spending, develops new distribution channels, expands its infrastructure, and improves its operational and financial systems. These operating expenses will consume a material amount of MedicaLogic's cash resources. MedicaLogic believes the net proceeds from its financing activities during 1999, together with its existing cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Depending upon the market opportunity, MedicaLogic may seek additional funds to support potential merger and acquisition activities or for other purposes through public or private equity financing or from other sources. MedicaLogic may not be able to obtain adequate or favorable financing at that time. Any financing MedicaLogic obtains may dilute the ownership interest of its shareholders prior to the financing.

YEAR 2000 COMPLIANCE

    In 1998 the Company began working to address the possible effects of the potential inability of computer programs to adequately process date information after December 31, 1999 (Year 2000). The Company conducted a review of its products, information technology and facilities computer systems to identify all software that could be affected by the Year 2000 issue and developed and executed plans to address it. These actions were completed in the fourth quarter of 1999. With the passing of January 1, 2000, the Company reports that no significant Year 2000 problems arose. Identifiable expenditures through the fourth quarter of 1999 total approximately $0.7 million. These costs were expensed as incurred. No further significant expenditures related to the Year 2000 issue are expected.

    To date the Company has not experienced any year 2000 issues.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

IF WE DO NOT ACHIEVE BROAD ACCEPTANCE OF OUR PRODUCTS AND SERVICES BY
  PHYSICIANS, PATIENTS AND OTHER HEALTHCARE STAKEHOLDERS, OUR BUSINESS WILL BE HARMED.

    Our business model depends on our ability both to sell our LOGICIAN and LOGICIAN INTERNET systems to physicians and other healthcare providers and to generate usage by a large number of physicians. Failure to achieve broad acceptance of our products and services by physicians and other healthcare stakeholders would severely limit our ability to implement our Internet-based business model. Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by physicians and healthcare consumers. Use of our products and services requires physicians to integrate our products and services into their office work flow and to adopt different behavior patterns and new methods of conducting business and exchanging information. Physicians may not choose to use our products and services.

OUR INTERNET-BASED BUSINESS MODEL MAY NOT BE SUCCESSFULLY IMPLEMENTED, AND IT IS
  DIFFICULT TO EVALUATE BECAUSE IT IS NEW AND UNPROVEN.

    We have only recently implemented our Internet-based business model, and we do not have an operating history with this model upon which you can evaluate our prospects. In attempting to implement our Internet-based business model, we are significantly changing our business operations, sales and implementation practices, customer service and support operations and management focus. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets, the need to develop strategic relationships and other risks described below. For each of the last three fiscal years, all of our revenue was generated from the sale of licenses on and services related to our enterprise software and no revenue was derived from our LOGICIAN INTERNET system or other Internet-based products and services. Our operating history is not indicative of our future performance under our Internet-based business model, and you should not rely upon our past performance to predict our future performance. We may not be able to implement our business model successfully.

WE HAVE A HISTORY OF NET OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE
  FUTURE.

    Failure to achieve or maintain profitability could materially and adversely affect the market price of our common stock. We have experienced net losses of approximately $10.8 million in 1997, $7.2 million in 1998 and $28.0 million in 1999. At December 31, 1999, we had a retained deficit of $63.5 million. We are investing heavily to develop our Internet-based products and services and expand our sales and marketing capabilities related to our Internet-based business. To date, we have not achieved any revenue from our Internet-based products or services. We expect to continue to experience net losses, and we are not certain when we will become profitable, if at all. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

WE MAY MAKE ACQUISITIONS IN THE FUTURE AND WE MAY NOT SUCCESSFULLY ASSIMILATE
  THE ACQUIRED OPERATIONS OR PRODUCTS.

    We intend to make acquisitions in the future, although there can be no assurance that suitable companies, products or technologies will be available for acquisition. Acquisitions entail numerous risks, including assimilation of the operations and products, retention of key employees, diversion of our management's attention, and uncertainties in our ability to maintain key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future expense. Also, recently the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and voted to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to the Company's cost of revenues and operating expenses in the periods following any such acquisitions. Any of these events could have a material adverse effect upon our business, operating results and financial condition.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THEM OUR
  REVENUES COULD DECLINE SUBSTANTIALLY.

    We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of customers. If any significant customer spends less money on licenses for LOGICIAN or related services, or terminates its relationship with us, our revenues could decline substantially. In 1998, we derived 21% of our revenue from VHA, Inc., a distribution partner, and in 1999, we derived approximately 29% of our revenue from Baylor College of Medicine and Texas Children's Hospital. We expect to continue to derive a significant portion of our future revenues from sales of our LOGICIAN enterprise product to a limited number of large integrated healthcare delivery networks. Failure to make these sales during any quarter could cause our revenues and results of operations to fall short of expectations, which could adversely affect the price of our common stock.

OUR FAILURE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS AND SERVICES COULD ADVERSELY
  AFFECT THE IMPLEMENTATION OF OUR INTERNET-BASED BUSINESS MODEL.

    Any failure by us to introduce planned products or to introduce these products on schedule could make it difficult for us to implement our Internet-based business model. For example, we expect to release commercially our consumer web site 98point6, which is currently being tested in a pilot program, in the first half of 2000. We may not be able to introduce this and other products and services under development on schedule, or at all. For example, LOGICIAN INTERNET was introduced one month after its planned release date. Moreover, even if we were able to release a product or service when expected, initial releases of software often contain errors or defects. Past releases of LOGICIAN have contained errors and defects that required us to provide corrections and other upgrades.

OUR FAILURE TO SUCCESSFULLY ENHANCE CURRENT PRODUCTS AND SERVICES COULD
  ADVERSELY AFFECT THE IMPLEMENTATION OF OUR INTERNET-BASED BUSINESS MODEL.

    Failure to enhance our product and service offerings to add functionality in areas like interfacing with the products of our strategic partners could make it more difficult for us to implement our Internet-based business model. For example, we are working on enhancements that will allow our LOGICIAN and LOGICIAN INTERNET products to communicate with each other to facilitate connections between physicians in integrated healthcare delivery networks, who primarily use LOGICIAN, and physicians who use LOGICIAN INTERNET. Developing, integrating, enhancing and customizing our products and services will be expensive and time consuming.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WE MAY BE UNABLE TO
  SUSTAIN OR GROW OUR BUSINESS.

    If we lose any of our existing strategic relationships or fail to establish additional strategic relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to sustain or grow our business. We will depend upon our strategic relationships to extend the reach of our products and services to a larger number of participants in the healthcare industry, develop and deploy new products and generate additional revenue. We have limited experience in establishing and maintaining strategic relationships with healthcare and Internet industry participants. Entering into strategic relationships is complicated by the following factors:

    - Current or future strategic partners may decide to compete with us in some or all of our markets;

    - Key participants in the healthcare industry may refuse to establish strategic relationships with us if we have entered into relationships with their competitors; and

    - Potential strategic partners may be reluctant to work with us until our products and services have obtained widespread market acceptance.

POTENTIAL INTEGRATED HEALTHCARE DELIVERY NETWORK CUSTOMERS COULD TAKE A LONG
  TIME TO EVALUATE THE PURCHASE OF OUR PRODUCTS AND SERVICES, WHICH COULD RESULT IN SLOW SALES GROWTH AND ADVERSELY AFFECT THE PRICE OF OUR STOCK.

    One element of our strategy is to market our services directly to large healthcare organizations. The sale of our products and services are often subject to delays due to these organizations' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks. As a result, sales of our products and services to new integrated healthcare delivery network customers may grow slowly and unevenly due to those organizations' purchasing cycles. If the time and resources required to sell our products and services to new integrated healthcare delivery network customers materially exceed our expectations, it may adversely affect our share price.

    The average period from our first contact with an integrated healthcare delivery network customer and its purchase of our products and services is 18 months. We do not control many of the factors that will influence the timing of our customers' buying decisions.

INTENSE COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS AND
  SERVICES.

    Our industry is intensely competitive and subject to fragmentation, high growth and rapid technological change. We may face significant competition from traditional healthcare information system vendors and Internet healthcare companies as they expand their product offerings. Many of these companies have significantly greater financial resources, well-established brand names and large installed customer bases. We may be unable to compete successfully against these organizations.

IF WE FAIL TO ACHIEVE A SIGNIFICANT MARKET SHARE, WE MAY BE UNABLE TO COMPETE
  SUCCESSFULLY.

    We believe that, to be successful, we must gain significant market share with our products and services before our competitors introduce alternative products and services with features similar to ours. Failure to achieve a significant market share may materially reduce our ability to compete successfully, if at all, with other market participants and may lead to reduced sales of our products and services.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD HAVE A SIGNIFICANT NEGATIVE
  IMPACT ON OUR BUSINESS OPERATIONS.

    We will need to continue to expand our operations rapidly if we successfully achieve market acceptance for our products and services. Difficulties in managing any future growth could have a significant negative impact on our business operations, increase our costs and make it more difficult for us to achieve profitability. We may not be able to project the rate or timing of increases in the use of our products and services accurately or to expand and upgrade our systems and infrastructure to accommodate these increases. Our future results of operations will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems in response to our anticipated rapid growth.

OUR FAILURE TO RETAIN AND ATTRACT KEY PERSONNEL COULD SIGNIFICANTLY HINDER THE
  EXECUTION OF OUR BUSINESS STRATEGY.

    Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Mark K. Leavitt, our chief executive officer, David C. Moffenbeier, our president and Harvey J. Anderson, our chief operating officer, general manager of Internet operations are integral to the execution of our business strategy. If one or more of our key employees leaves MedicaLogic and we are unable to find a replacement with the combination of skills and attributes necessary to execute our strategy, we may be unable to execute our strategy successfully. We do not maintain key person life insurance on any of our employees.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE
  POSITION MAY BE ADVERSELY AFFECTED.

    Our ability to compete depends upon our proprietary systems and technology, including LOGICIAN INTERNET and LOGICIAN. The steps we currently take to protect our intellectual property rights may prove to be inadequate, time consuming and expensive.

    Misappropriation of our intellectual property may make us less competitive and require us to engage in expensive litigation to enforce or protect our intellectual property rights or to defend against claims of invalidity.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN
  THE LOSS OF SIGNIFICANT RIGHTS.

    We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our products and services overlaps with competing products. We could incur substantial costs and diversion of management resources defending any infringement claims. In addition, a party making a claim against us could secure a judgement awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. Licenses for intellectual property of third parties that might be required for our products or services may not be available on commercially reasonable terms, or at all.

IF WE ARE HELD LIABLE FOR USE OF DATA WE PROVIDE, WE COULD BE REQUIRED TO PAY
  MATERIAL DAMAGES TO INJURED THIRD PARTIES.

    We provide data for use by physicians, consumers and other healthcare stakeholders. This data may be obtained from our physician customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries related to the use of this data may be made in the future, and we may not be able to insure adequately against these claims. A claim brought against us that is uninsured or under-insured could lead to material damages against us.

FAILURE TO CONTINUE TO EXPAND AND ADAPT OUR NETWORK INFRASTRUCTURE TO
  ACCOMMODATE INCREASED USE BY OUR CUSTOMERS COULD MAKE IT DIFFICULT TO SUCCESSFULLY IMPLEMENT OUR INTERNET-BASED BUSINESS MODEL.

    To successfully implement our Internet-based business model, we must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. Our infrastructure may not accommodate increased use while maintaining acceptable overall performance. To date, we have processed a limited number and variety of Internet-based transactions. In addition, our Internet products and services have only been used by a limited number of physicians and healthcare consumers. An unexpectedly large increase in the volume or pace of traffic on our web site, the number of physicians using LOGICIAN INTERNET or our other Internet-based products and services, or orders placed by customers may require us to expand and further upgrade our technology. This expansion and adaptation would be expensive and will divert our attention from other activities.

OUR INABILITY TO PREVENT SECURITY BREACHES COULD DETER PEOPLE FROM USING OUR
  PRODUCTS AND SERVICES AND COULD EXPOSE US TO CLAIMS FOR DAMAGES.

    Any well-publicized compromise of Internet security could deter people from using our products and services to conduct transactions that involve transmitting confidential healthcare information over the Internet.

    A security breach could occur if a third party were able to penetrate our network security and misappropriate our patient and other information. If this happened, we could also be subject to liability and litigation. The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches.

WE MAY NOT BE ABLE TO IMPLEMENT OUR NEW MANAGEMENT INFORMATION SYSTEMS IN A
  TIMELY MANNER AND THE NEW SYSTEMS MAY NOT BE ADEQUATE TO SUPPORT OUR
  OPERATIONS.

    The growth in the complexity of our business has placed and will continue to place a significant strain on our operational, financial and management information systems. In June, 1999, we purchased a new management information system from Oracle Corporation and the required hardware to support it. This system is crucial to our accounting, operations, purchasing and project billing capabilities. We must integrate this system with our Internet products and services and with our existing customer relationship management system. We may not be able to implement this new system in an efficient and timely manner and the new system may not be adequate to support our operations.

RISKS RELATED TO THE HEALTHCARE INDUSTRY AND THE INTERNET

FEDERAL AND STATE LEGISLATION AND REGULATION AFFECTING THE HEALTHCARE INDUSTRY
  COULD SEVERELY RESTRICT OUR ABILITY TO OPERATE OUR BUSINESS.

    We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. The federal and state governments extensively regulate the confidentiality and release of patient records. Additional legislation governing the distribution of medical records and health information has been proposed at both the federal and state level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records or health information electronically.

    Other legislation currently being considered at the federal level could also negatively affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions within two years after the adoption of final regulations by the Department of Health and Human Services. Because we intend to market some of our services as meeting these regulatory requirements, our success will also depend on other healthcare participants complying with these regulations.

    A federal law commonly known as the Medicare/Medicaid antikickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. Another federal law, commonly known as the Stark law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial and marketing relationships or our ability to obtain pharmaceutical company sponsorship for our products.

STATE RESTRICTIONS ON THE PRACTICE OF MEDICINE MAY NEGATIVELY AFFECT OUR
  ACTIVITIES.

    Any finding in a state that we are not in compliance with its laws could require us to restructure our services, which could adversely affect our revenues or share price. The laws in some states prohibit some business entities, such as MedicaLogic, from practicing medicine. This is commonly referred to as the prohibition against the "corporate practice of medicine." These laws generally prohibit us from employing physicians to practice medicine or from directly furnishing medical care to patients. Each state requires licensure for the practice of medicine within that state, and some states consider the receipt of an electronic transmission of selected healthcare information in that state to be the practice of medicine. Some states have similar prohibitions on corporate practice and licensure requirements for other regulated health care professions (for example, nurse practitioners or pharmacists). These laws restrict our activities and the extent to which we can provide medical advice to consumers, physicians and others. If challenged, our activities may not be found to be in compliance with these laws. We are also expanding internationally, and may face similar restrictions on our activities outside the United States.

THE INTERNET IS SUBJECT TO MANY LEGAL UNCERTAINTIES AND POTENTIAL GOVERNMENT
  REGULATIONS THAT MAY DECREASE DEMAND FOR OUR SERVICES, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL RESULTS OR PROSPECTS.

    Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our financial results and prospects.

    Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. For example, although it was held unconstitutional, in part, the Communications Decency Act of 1996 prohibited the transmission over the Internet of various types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers.

    The United States or foreign nations may adopt legislation aimed at protecting Internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission will start enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. However, European nations are now implementing a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

STATE AND FEDERAL LAWS THAT PROTECT INDIVIDUAL HEALTH INFORMATION MAY LIMIT OUR
  PLANS TO COLLECT, USE AND DISCLOSE THAT INFORMATION.

    If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, this failure could have a material adverse effect on our business, operating results and financial condition.

    Consumers sometimes enter private health information about themselves or their family members when using our services. Physicians or other health care professionals who use our products will directly enter health information about their patients, including information that constitutes a medical record under applicable law, that we will store on our computer systems. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

    - state privacy and confidentiality laws;

    - our contracts with customers and partners;

    - state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;

    - Medicaid laws;

    - the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

    - Health Care Financing Administration standards for Internet transmission of health data.

    The U.S. Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. In addition, the laws of other countries also govern the use of and disclosure of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. Other third-party sites or links that consumers access through our web sites also may not maintain systems to safeguard this health information, or may circumvent systems we put in place to protect the information from disclosure. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, MedicaLogic currently contracts out the hosting of our web sites to third parties. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

    In this year, the Department of Health and Human Service expects to finalize proposed regulations at the federal level authorized under the Health Insurance Portability and Accountability Act of 1996. These proposed regulations will establish a new federal standard for privacy of health information. We believe that these regulations, which will not be effective until two years from finalization, will directly regulate some aspects of our business. Achieving compliance with these regulations could cost us significant amounts or delay or prevent implementation of our business model, and any noncompliance by us could result in civil and criminal penalties. In addition, development of related federal and state regulations and policies on confidentiality of health information could negatively affect our business.

    We intend to develop medical information systems and market research services that we will use to collect, analyze and report aggregate medical care, medical research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data.

FDA AND FTC REGULATIONS ON ADVERTISING AND PROMOTIONAL ACTIVITIES MAY BE
  BURDENSOME AND NEGATIVELY AFFECT OUR ABILITY TO PROVIDE SOME APPLICATIONS OR SERVICES, WHICH COULD LEAD TO HIGHER THAN ANTICIPATED COSTS OR LOWER THAN ANTICIPATED REVENUES.

    Complying with Food and Drug Administration and Federal Trade Commission regulations may be time consuming, burdensome and expensive and could negatively affect our ability to continue providing some applications or services, or to introduce new applications or services in a timely manner. This may result in higher than anticipated costs or lower than anticipated revenues. In addition, because part of our business involves direct-to-consumer advertising of prescription drugs, any increase in FDA or FTC regulation of these advertisements or the enforcement of these regulations or policies could make it more difficult for us to provide existing or future applications or services to our audience or obtain the necessary corporate sponsorship to do so.

    Any current or future regulatory requirements that the FDA or the FTC impose on us or our advertisers and sponsors could harm us by:

    - making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products on our web sites, or to sponsor programs that we offer to healthcare professionals and the public;

    - restricting our ability to continue to provide some of our services or content, or to introduce new services or content in a timely manner;

    - damaging our relationships with pharmaceutical, biotechnology and medical device companies, particularly if programs we recommend or endorse result in FDA or FTC enforcement action directed against us or these companies; or

    - making it more expensive and time-consuming to comply with new requirements.

    As a consequence of these harms, we might lose advertising or sponsorship revenue, spend significant amounts of our limited resources on regulatory experts in the area of FDA or FTC compliance, or receive adverse publicity that negatively affects share value. In addition to existing FDA and FTC regulation of advertising and promotion by pharmaceutical, biotechnology and medical device companies, our business faces a potential risk of increased FDA and FTC regulation of these activities in an online context.

CHANGES IN EXISTING FDA REGULATORY REQUIREMENTS OR POLICIES, OR OUR FAILURE TO
  COMPLY WITH CURRENT OR FUTURE REQUIREMENTS OR ADOPTION OF NEW REQUIREMENTS COULD INCREASE OUR COST OF DOING BUSINESS AND CAUSE OUR REVENUES TO DECLINE.

    We face potential FDA regulation of software that we develop for use on our web sites. Some computer applications and software are considered medical devices and are subject to regulation by the FDA. If FDA regulations were applicable to any of our products and services, complying with those regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new products or services.

    While the FDA's policies regarding the regulation of software are evolving, based on the FDA's informal policy statements regarding the scope of its regulation of stand-alone software, MedicaLogic does not believe that its current products or services are subject to FDA regulation as medical devices because they do not meet the statutory definition of a device. However, the FDA may take the view that some of our current or future applications or services do in fact meet the definition of a medical device and, therefore, are subject to regulation, or the FDA may change its policies or regulations with respect to regulation of software or Internet technologies. Also, we may expand our product and service offerings into areas that subject us to FDA regulation. If the FDA finds that our software is subject to regulation as a medical device, the applicable regulatory controls could include both premarket and postmarket requirements and the FDA might require us:

    - to obtain premarket clearance or approval of the medical device software from the FDA, which might include the conduct of supporting clinical trials or other studies;

    - to register ourselves as a medical device manufacturer and to list our devices with the FDA;

    - to create our software in compliance with the FDA design and manufacturing standards;

    - to permit the FDA to inspect our facilities and records; and

    - to make periodic reports to the FDA.

    MedicaLogic does not have any experience in preparing the required documentation for FDA clearance or approval of a medical device, including the conduct of supporting clinical trials or other studies, or complying with other FDA regulations that would apply both before and after clearance or approval.

GOVERNMENT REGULATION OF THE INTERNET COULD SEVERELY RESTRICT OUR ABILITY TO
  OPERATE OUR BUSINESS.

    Our business is subject to evolving government regulation of the Internet. Existing as well as new laws and regulations could severely restrict our ability to operate our business. Laws and regulations may be adopted to govern the Internet or other online services covering issues such as:

    - User privacy;

    - Pricing;

    - Content; and

    - Copyrights.

    The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for our applications and services may be affected by additional regulation of the Internet. For example, until recently Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD HAVE AN ADVERSE EFFECT ON OUR
  REVENUES AND RESULTS OF OPERATIONS.

    If we were forced to reduce our prices because of consolidation in the healthcare industry, our revenues and results of operations could suffer. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price reductions for our products and services.

OUR ACTIVITIES MAY EXPOSE US TO MALPRACTICE AND OTHER LIABILITY INHERENT IN
  HEALTHCARE DELIVERY.

    We may be exposed to malpractice or other liability against which we may not be adequately insured, resulting in a decline in our financial results. We will provide data for use by physicians, consumers and other healthcare stakeholders. This data may be obtained from our physician customers, strategic partners, other third parties or, with patient consent, from the aggregation of patient health records. Claims for injuries relating to the use of this data may be made in the future. Also, patients who file lawsuits against doctors often name as defendants all persons or companies with any relationship to the doctors. As a result, patients may file lawsuits against us based on treatment provided by physicians who use our products and services. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed physicians, or delivery of information by a third-party site that a consumer accesses through our web sites, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The amount of insurance we maintain with insurance carriers may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain and, as a result, we may not be able to purchase insurance for some types of risks.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

    - The size and timing of customer orders;

    - General economic conditions which can affect our customers' capital investment levels and the length of our sales cycle;

    - The lengthy sales cycle of our product;

    - Technological changes in computer systems and environments;

    - Structure and timing of acquisitions of businesses, products and technologies;

    - Whether we are able to develop, introduce and market new products on a timely basis;

    - Changes in our or our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of future new products and product enhancements from MedicaLogic or competitors;

    - Whether we are able to develop, introduce and market new products on a timely basis;

    - The mix of our products and services sold;

    - Whether we are able to meet our customers' service requirements;

    - Costs associated with acquisitions;

    - The terms and timing of financing activities;

    - Loss of key personnel;

    - Interpretation of recently introduced accounting pronouncements on software revenue recognition;

OUR STOCK PRICE MAY BE VOLATILE AND COULD DECLINE SIGNIFICANTLY

    The market price of our common stock could fluctuate significantly in response to various factors, including:

    - Announcements of technological innovations or new services or products by us or our competitors;

    - Timeliness of our introductions of new products; and

    - Shortfalls in our revenues and earnings from levels expected by securities analysts or decreases in revenue or earnings projections by securities analysts.

    In addition, the stock markets, especially the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies, and Internet-related companies in particular. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. In addition, these fluctuations could lead to costly class action litigation which could result in substantial costs and the diversion of management's attention and resources.

SUBSTANTIAL SALES OF OUR COMMON STOCK AFTER THE EXPIRATION OF THE LOCK UP
  AGREEMENTS ASSOCIATED WITH THE INITIAL PUBLIC OFFERING COULD RESULT IN A LOWER MARKET PRICE OF OUR COMMON STOCK.

    Sales of substantial amounts of our common stock in the public market after expiration of the lock up agreements associated with the initial public offering, or the perception that these sales will occur, could adversely affect the market price of our common stock. At expiration of the lock up agreements, 25,175,293 shares will be eligible for sale in the public market as follows:

  NUMBER OF SHARES                                     DATE
  ----------------                                     ----
     22,823,071             After 180 days from the effective date of the initial
                            public offering, in some cases subject to volume
                            limitations.

      2,352,222             At various times after 180 days from the effective date of the initial public offering, in some cases subject to
                            volume limitations.

    In addition, a substantial number of outstanding shares of common stock and shares issuable upon exercise of outstanding options will become available for resale in the public market at prescribed times.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At December 31, 1999, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of $138.9 million. We had notes payable outstanding of $3.4 million at December 31, 1999. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MedicaLogic, Inc.:

    We have audited the accompanying consolidated balance sheets of MedicaLogic, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended
December 31, 1999. These consolidated financial statements are the responsibility of MedicaLogic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedicaLogic, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Portland, Oregon
February 4, 2000

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 4,718    $110,320
  Short-term investments....................................    7,030      28,536
  Accounts receivable, net..................................   10,084       6,473
  Prepaid expenses and other current assets.................      545       4,515
                                                              -------    --------
    Total current assets....................................   22,377     149,844
Property and equipment, net.................................    1,804      13,087
Other assets, net...........................................      127       5,423
                                                              -------    --------
    Total assets............................................  $24,308    $168,354
                                                              =======    ========

   LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $   557    $  5,638
  Accrued and other liabilities.............................    2,286       2,639
  Deferred revenue..........................................    2,701       3,269
  Long term liabilities, current portion....................      742       2,432
                                                              -------    --------
    Total current liabilities...............................    6,286      13,978
Long term liabilities, net of current portion...............      679       2,233
Deferred revenue, long-term.................................       --       1,627
Other long term liabilities.................................       --         676
                                                              -------    --------
    Total liabilities.......................................    6,965      18,514
                                                              -------    --------
Convertible redeemable preferred stock; 50,000,000 shares
  authorized; aggregate liquidation preference $0 at
  December 31, 1999; issued and outstanding 21,524,545, and
  0, at December 31, 1998 and 1999, respectively............   49,782          --
                                                              -------    --------
Commitments and contingencies
Shareholders' equity (deficit):
  Common stock, no par value; authorized 100,000,000 shares;
    issued and outstanding 7,127,556 and 32,364,391 shares
    at December 31, 1998 and 1999, respectively.............    5,139     229,724
  Common stock notes receivable.............................   (2,039)    (11,788)
  Deferred stock compensation...............................       --      (4,570)
  Accumulated deficit.......................................  (35,539)    (63,526)
                                                              -------    --------
    Total shareholders' equity (deficit)....................  (32,439)    149,840
                                                              -------    --------
    Total liabilities, redeemable preferred stock and
    shareholders' equity (deficit)..........................  $24,308    $168,354
                                                              =======    ========

          See accompanying notes to consolidated financial statements.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1997        1998        1999
                                                             ----------   ---------   ---------
Revenues:
  Licenses.................................................  $    7,617   $  10,410   $  12,261
  Service and support......................................       5,190       5,750       7,456
                                                             ----------   ---------   ---------
    Total revenues.........................................      12,807      16,160      19,717

Operating expenses:
  Cost of licenses.........................................       1,702         939       1,163
  Cost of service and support..............................       6,054       5,815       7,171
  Marketing and sales......................................       7,681       7,882      21,740
  Research and development.................................       7,047       8,071      13,260
  General and administrative...............................       1,315       1,151       5,467
                                                             ----------   ---------   ---------
    Total operating expenses...............................      23,799      23,858      48,801
                                                             ----------   ---------   ---------
    Operating loss.........................................     (10,992)     (7,698)    (29,084)

Other income (expense):
  Interest expense.........................................        (240)       (187)       (292)
  Interest income..........................................         617         707       1,876
  Other, net...............................................         (55)        143        (153)
                                                             ----------   ---------   ---------
    Total other income.....................................         322         663       1,431
                                                             ----------   ---------   ---------
    Loss before income taxes...............................     (10,670)     (7,035)    (27,653)

Provision for income taxes.................................          --          --          --
                                                             ----------   ---------   ---------
    Net loss...............................................     (10,670)     (7,035)    (27,653)

Accretion of preferred stock redemption preference.........        (149)       (197)       (334)
                                                             ----------   ---------   ---------
    Net loss attributed to common shareholders.............  $  (10,819)  $  (7,232)  $ (27,987)
                                                             ==========   =========   =========

Net loss per share:
  basic and diluted........................................  $    (1.64)  $   (1.06)  $   (3.07)
                                                             ==========   =========   =========

Weighted average shares:
  basic and diluted........................................   6,579,980   6,807,091   9,107,613

          See accompanying notes to consolidated financial statements.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     COMMON                                        TOTAL
                                               COMMON STOCK          STOCK                                     SHAREHOLDERS'
                                           ---------------------     NOTES        DEFERRED      ACCUMULATED       EQUITY
                                             SHARES      AMOUNT    RECEIVABLE   COMPENSATION      DEFICIT        (DEFICIT)
                                           ----------   --------   ----------   -------------   ------------   -------------
Balance at December 31, 1996.............   6,613,862   $  3,108    $   (937)      $    --        $(17,488)      $(15,317)

Issuance of common stock in exchange for
  services...............................      14,350         51          --            --              --             51
Options exercised........................      26,068         43          --            --              --             43
Interest accrued on common stock notes
  receivable.............................          --         --         (51)           --              --            (51)
Accretion of preferred stock redemption
  preference.............................          --         --          --            --            (149)          (149)
    Net loss.............................          --         --          --            --         (10,670)       (10,670)
                                           ----------   --------    --------       -------        --------       --------
Balance at December 31, 1997.............   6,654,280      3,202        (988)           --         (28,307)       (26,093)

Issuance of common stock for
  acquisition............................      13,750         55          --            --              --             55
Issuance of common stock for cash........     175,000        700          --            --              --            700
Issuance of restricted common stock in
  exchange for promissory notes..........     250,000      1,000      (1,000)           --              --             --
Non-cash stock compensation..............          --        110          --            --              --            110
Options exercised........................      34,526         72          --            --              --             72
Interest accrued on common stock notes
  receivable.............................          --         --         (51)           --              --            (51)
Accretion of preferred stock redemption
  preference.............................          --         --          --            --            (197)          (197)
    Net loss.............................          --         --          --            --          (7,035)        (7,035)
                                           ----------   --------    --------       -------        --------       --------
Balance at December 31, 1998.............   7,127,556      5,139      (2,039)           --         (35,539)       (32,439)

Issuance of common stock for
  acquisition............................     750,000      3,300          --            --              --          3,300
Conversion of redeemable preferred stock
  to common stock........................  15,950,747     97,874          --            --              --         97,874
Issuance of restricted common stock in
  exchange for promissory notes..........   1,247,500      9,229      (9,229)           --              --             --
Issuance of common stock in exchange for
  services...............................      65,750      1,314        (195)         (194)             --            925
Issuance of common stock for
  commission.............................     172,763      1,987          --            --              --          1,987
Warrants exercised.......................      22,500         13          --            --              --             13
Options exercised........................     242,575        869          --            --              --            869
Stock compensation expense...............          --        986          --            --              --            986
Interest accrued on common stock notes
  receivable.............................          --         --        (325)           --              --           (325)
Deferred compensation related to stock
  options................................          --      4,746          --        (4,746)             --             --
Amortization of deferred compensation
  related to stock options...............          --         --          --           370              --            370
Issuance of common stock, net of offering
  costs..................................   6,785,000    104,267          --            --              --        104,267
Accretion of preferred stock redemption
  preference.............................          --         --          --            --            (334)          (334)
    Net loss.............................          --         --          --            --         (27,653)       (27,653)
                                           ----------   --------    --------       -------        --------       --------
Balance at December 31, 1999.............  32,364,391   $229,724    $(11,788)      $(4,570)       $(63,526)      $149,840
                                           ==========   ========    ========       =======        ========       ========

          See accompanying notes to consolidated financial statements.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(10,670)  $(7,035)   $(27,653)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization...........................     1,464     1,537       4,077
    Stock compensation and other non cash expenses..........        51       110       4,961
    Provisions for doubtful accounts........................       829       756         505
    Loss (gain) on disposition of assets....................        14        (2)        (76)
    Other non-cash income...................................       (51)      (51)       (325)
    Changes in assets and liabilities:
      Accounts receivable...................................    (3,630)   (3,177)      3,106
      Prepaid expenses and other current assets.............      (133)     (239)     (4,024)
      Other assets..........................................       (35)       --         202
      Accounts payable......................................      (906)     (110)      4,123
      Accrued and other liabilities.........................     1,314        99         259
      Deferred revenue......................................       113     1,305       2,195
                                                              --------   -------    --------
        Net cash used by operating activities...............   (11,640)   (6,807)    (12,650)
                                                              --------   -------    --------
Cash flows from investing activities:
  Purchases of fixed assets.................................      (525)   (1,280)    (12,525)
  Purchase of business......................................        --       (12)     (2,117)
  Proceeds from sale of fixed assets........................        --         6          18
  Purchases of short-term investments.......................   (15,261)  (28,248)    (52,994)
  Proceeds from maturities of short-term investments........     8,145    28,334      31,211
  Issuance of long-term notes receivable....................        --        --        (200)
                                                              --------   -------    --------
        Net cash used by investing activities...............    (7,641)   (1,200)    (36,607)
                                                              --------   -------    --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.............     6,775     6,794      47,758
  Net proceeds from issuance of common stock................        43       772     105,229
  Proceeds from issuance of notes payable...................        --     1,264       3,069
  Principal payments under capital lease....................    (1,264)     (879)       (394)
  Principal payments under note obligations.................        --      (150)       (803)
                                                              --------   -------    --------
        Net cash provided by financing activities...........     5,554     7,801     154,859
                                                              --------   -------    --------
        Net increase (decrease) in cash and cash
          equivalents.......................................   (13,727)     (206)    105,602

Cash and cash equivalents at beginning of period............    18,651     4,924       4,718
                                                              --------   -------    --------
Cash and cash equivalents at end of period..................  $  4,924   $ 4,718    $110,320
                                                              ========   =======    ========
Summary of non-cash investing and financing activities:
  Issuance of common stock in exchange for note
  receivable................................................  $     --   $ 1,000    $  9,424
  Issuance of common stock for purchase of a business.......        --        55       3,300
  Assets acquired or exchanged under capital leases.........       593        62       1,371
  Accretion of preferred stock redemption preference........       149       197         334

          See accompanying notes to consolidated financial statements.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) COMPANY

    MedicaLogic, Inc. develops, markets and supports electronic medical record software used by physicians at the point of care, throughout the U.S.

    (B) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of MedicaLogic and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Operations of business acquired and accounted for as purchases are consolidated as of the date of acquisition.

    (C) USE OF ESTIMATES

    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (D) CASH AND CASH EQUIVALENTS

    For purposes of these statements, MedicaLogic considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    (E) SHORT-TERM INVESTMENTS

    Short-term investments include various corporate debt instruments and have been classified as available-for-sale securities according to the requirements of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES at December 31, 1998 and 1999. Short-term investments are carried at amortized cost, which approximates market. At December 31, 1999, contractual maturities of short-term investments ranged from one hundred eleven to two hundred ninety-six days.

    (F) CONCENTRATION OF CREDIT RISK

    The Company invests its cash, cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

    The Company sells its products to customers, ranging from individual doctors, small to large medical groups, and medical institutions. The Company performs ongoing credit evaluations of its customers financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (G) ACCOUNTS RECEIVABLE

    Accounts receivable are shown net of allowance for doubtful accounts of $1,360 and $529 at December 31, 1998 and 1999. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Balance--beginning of period........................   $ 165      $  852    $ 1,360
Provision...........................................     829         756        505
Charge offs.........................................    (142)       (248)      (284)
Recoveries..........................................      --          --     (1,052)
                                                       -----      ------    -------
Balance--end of period..............................   $ 852      $1,360    $   529
                                                       =====      ======    =======

    (H) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. The cost of repairs and maintenance is expensed as incurred.

    Depreciation on furniture, equipment and leasehold improvements is calculated on a straight-line basis over the estimated useful lives of the assets, five years for furniture and two to three years for equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is recognized over the shorter of the life of the improvement or the remaining life of the lease using the straight-line method.

    As required by SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

    (I) GOODWILL

    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions. Goodwill costs are being amortized on a straight-line

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis, over periods ranging from two to four years. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $-0-, $34 and $1,527.
Accumulated amortization at December 31, 1997, 1998 and 1999 was $-0-, $34 and $1,561. Recoverability of goodwill is periodically reviewed for impairment.

    (J) SOFTWARE DEVELOPMENT COSTS

    Software development costs have been accounted for according to the requirements of Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of the software has been short; therefore, software development costs qualifying for capitalization have been immaterial. As such, MedicaLogic has not capitalized any software development costs and charged all costs to research and development expense.

    (K) REVENUE RECOGNITION

    MedicaLogic has adopted SOP 97-2, as amended by SOP 98-4 and 98-9 beginning January 1, 1998. MedicaLogic's revenue policy before December 31, 1997 complied with the preceding authoritative guidance provided by SOP No. 91-1, SOFTWARE REVENUE RECOGNITION.

    SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement. MedicaLogic has established sufficient VSOE to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method. Under the residual method, revenue is recognized as follows:

    (1) The total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized according to the requirements of SOP 97-2.

    (2) The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

    MedicaLogic recognizes revenue from license fees generally when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable. Term based licenses from Logician Enterprise and Logician Internet products will be recognized on a subscription basis. Subscription revenue which is billed in advance will be recognized over the period earned normally in one month.

    Support revenue consists of fees for maintenance and customer support services. Fees for maintenance and customer support service, conveying the right to obtain upgrades, when and if available, are generally paid in advance and revenue is recognized ratably over the term of the agreement.

    Services revenue generally consists of consulting, training and integration fees. These services are typically billed separately from the license fees and are recognized as the related services are performed.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (L) INCOME TAXES

    MedicaLogic accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that include the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    (M) STOCK-BASED EMPLOYEE COMPENSATION

    MedicaLogic has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which defines a fair value based method of accounting for employee stock options and similar equity instruments. As is permitted under SFAS
No. 123, MedicaLogic has elected to continue to account for its stock-based compensation plans in accordance with APB Opinion No. 25 under which no compensation for stock options is recognized for stock awards granted at or above fair market value and provides the pro forma disclosures as prescribed by SFAS No. 123.

    (N) ADVERTISING

    MedicaLogic expenses costs of advertising when the costs are incurred. Advertising expense was approximately $836, $896 and $1,473 for the years ended December 31, 1997, 1998 and 1999.

    (O) NET LOSS PER SHARE

    Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 which provides that basic net income (loss) per share and diluted net income (loss) per share are to be computed using the weighted average number of common shares outstanding. Weighted average number of common shares outstanding does not include the shares of restricted stock subject to repurchase summarized below. Diluted net income per share includes the effect of potentially dilutive common shares. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               1997        1998         1999
                                             --------   ----------   ----------
Shares issuable under stock options and
  warrants.................................   915,284    1,129,724    2,069,303
Shares of restricted stock subject to
  repurchase...............................    54,561       75,945    1,211,328

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (P) COMPREHENSIVE LOSS

    MedicaLogic has no material components of other comprehensive loss so the comprehensive loss is the same as net loss for all periods presented.

    (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of capital leases and notes payable approximate fair value as the stated interest rates reflect current market rates. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    (R) COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    Internal use software development costs are accounted for according to the requirements of SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over five years, the estimated useful life of the asset.

    (S) CONTINGENCIES AND FACTORS THAT COULD AFFECT FUTURE RESULTS

    A substantial portion of MedicaLogic's revenues each year are generated from the development and release to market of computer software products. In the extremely competitive environment in which MedicaLogic operates, these product generating, development and marketing processes are uncertain and complex, requiring accurate prediction of market trends and demand as well as successful management of various development risks inherent in these products. In light of these dependencies, it is possible that failure to successfully manage a significant product introduction could have a severe impact on MedicaLogic's growth and results of operations.

(2) ACQUISITIONS

    On January 5, 1998, MedicaLogic paid $12 in cash and issued 13,750 shares of common stock valued at $4.00 per share to acquire intangible assets of Health Outcome Technologies, Inc. This acquisition was accounted for as a purchase and results of operations for the acquired company are included only from the date of acquisition forward. In connection with this acquisition, MedicaLogic recorded goodwill of $67, which is being amortized over two years, the estimated economic life of the goodwill.

    In January 1999, MedicaLogic acquired PrimaCis Health Information Technology, Inc., a Delaware corporation. This acquisition was accounted for as a purchase and the results of operations for the acquired Company are included only from the date of acquisition forward. The total purchase price, including acquisition costs, was $6,453 and consisted of $2,100 in cash, the assumption of $1,053 in liabilities and the issuance of 750,000 shares of common stock at an estimated fair value of $4.40 per share.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) ACQUISITIONS (CONTINUED)
    The purchase accounting allocations resulted in goodwill of approximately $6,500 which is amortized on a straight-line basis over a four year period.

    The pro forma results shown below assume the PrimaCis acquisition occurred as of the beginning of 1998.

Revenues....................................................  $ 16,408
Net loss....................................................   (11,278)
Basic and diluted net loss per share........................     (1.49)

    The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the 1998 period. The pro forma statement of operations data for the year ended December 31, 1999 have not been presented as the results of operations presented for MedicaLogic during this period include PrimaCis' operating results. In addition, they are not intended to be a projection of the future results that may be achieved from the combined operations.

    In connection with the acquisition of PrimaCis, MedicaLogic entered into a separate agreement with a customer of PrimaCis under which MedicaLogic received a purchase order for 1,500 licenses. MedicaLogic delivered 500 licenses to this customer on March 31, 1999 and delivered 1,000 licenses to this customer on June 17, 1999 under a standard license agreement. An element of this agreement represents a discount on future sales. Therefore, $1,890 of the license revenue representing this element has been deferred. Revenue from this element will be recognized as sales are completed in accordance with the terms of the separate agreement discussed below or, if earlier, on the expiration of the agreement. In addition, MedicaLogic is performing training and implementation services on a time and materials basis to the customer.

    As part of a separate agreement, if the customer or any third party in the Houston, Texas area purchases additional licenses from MedicaLogic, MedicaLogic is obligated to issue shares of common stock to this customer having a then fair market value of 50% of the price of the subsequent licenses, up to $12 million of stock. This agreement expires on December 31, 2002. MedicaLogic has issued 172,763 shares of common stock in connection with sales to third parties in the Houston, Texas area and recorded commission expense of $1,987 during the year ended December 31, 1999.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) BALANCE SHEET COMPONENTS

    (A) PROPERTY AND EQUIPMENT

    Property and equipment, including equipment under capital leases, consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Furniture and equipment...................................  $ 4,565    $16,576
Leasehold improvements....................................    1,267      1,519
                                                            -------    -------
                                                              5,832     18,095
Less accumulated depreciation and amortization............   (4,028)    (5,008)
                                                            -------    -------
                                                            $ 1,804    $13,087
                                                            =======    =======

    (B) ACCRUED AND OTHER LIABILITIES

    Accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                             -----------------
                                                               1998     1999
                                                             -------- --------
Royalties..................................................   $  843   $1,735
Payroll and related liabilities............................      627      488
Litigation accruals........................................      488      100
Other......................................................      328      316
                                                              ------   ------
                                                              $2,286   $2,639
                                                              ======   ======

(4) LONG TERM LIABILITIES

    (A) LEASES

    MedicaLogic leases office furniture and equipment under long-term capital leases, which expire over the next two years. At December 31, 1998 and 1999, the net book value of leased furniture and equipment included in property and equipment was $307 and $1,368.

    MedicaLogic also leases its office facilities under non-cancelable operating lease agreements.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) LONG TERM LIABILITIES (CONTINUED)
    Future minimum lease payments under non-cancelable operating leases and the capital leases are as follows:

                                                          CAPITAL        OPERATING
                                                           LEASES         LEASES
                                                          --------       ---------
Year ending December 31:
  2000..................................................   $  730         $ 2,925
  2001..................................................      838           3,109
  2002..................................................       --           3,117
  2003..................................................       --           3,242
  2004..................................................       --           3,325
  Years after 2004......................................       --          13,915
                                                           ------         -------
    Total minimum lease payments........................    1,568         $29,633
                                                                          =======
Less amount representing interest.......................     (282)
                                                           ------
    Present value of net minimum capital lease
      payments..........................................    1,286

Less current portion of capital leases..................     (562)
                                                           ------
    Non-current portion of capital leases...............   $  724
                                                           ======

    Rent expense for the years ended December 31, 1997, 1998 and 1999 totaled approximately $611, $1,073 and $1,591.

    On May 12, 1999 MedicaLogic entered into a ten year operating lease agreement for office space. The lease requires a letter of credit in lieu of a cash security deposit in the amount of $1,750. Also in connection with this lease, MedicaLogic granted options to the lessor to purchase up to 25,000 shares of common stock, at a price of $6.50 per share. The lessor is required to exercise the option within three years of MedicaLogic's initial public offering.

    The fair value of the options to be issued to the lessor was determined by applying the Black-Scholes methodology using the commitment date of the lease for performance of the lessor as the measurement date. The per share weighted average fair market value was $4.79 on the date of grant, with the following weighted average assumptions: Risk-free interest rate of 5.75%, expected dividend yield -0-%, a three year term, an expected volatility of 100%. The fair value of $120 will be amortized over the lease period.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) LONG TERM LIABILITIES (CONTINUED)
    (B) NOTES PAYABLE

    Notes payable consists of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1998           1999
                                                           --------       --------
Note payable, monthly principal and interest payments of
  $1; interest at 11% per year; final payment due
  December 31, 2008; unsecured...........................   $   70         $   66
Note payable, monthly principal and interest payments of
  $3; interest at 11% per year; final payment due
  November 30, 1999; unsecured...........................       37             --
Notes payable, under term facility, monthly principal and
  interest payments of $47; interest at two-year treasury
  constant maturities plus 5% per year, 10.4% as of
  December 31, 1998 and 9.53% at December 31, 1999;
  maturing between September 2000 and September 2001;
  secured by equipment purchased.........................    1,007            525
Notes payable under term facility, monthly principal and
  interest payments of $25; interest at a two-year
  treasury constant maturities plus 5% per year; 9.45% at
  December 31, 1999; maturing between March 2001 and
  September 2001; secured by equipment purchased.........       --            758
Note payable under term facility, quarterly principal and
  interest payments of $38; interest at 7.96% per year;
  final payment due April 2001; secured by equipment
  purchased..............................................       --            307
Notes payable under term facility, monthly principal and
  interest payments of $25; interest at a two-year
  treasury constant maturities plus 5% per year; 9.45% at
  December 31, 1999; maturing between October 2001 and
  October 2002; secured by equipment purchased...........       --          1,723
                                                            ------         ------
                                                             1,114          3,379
Less current portion of notes payable....................      527          1,870
                                                            ------         ------
                                                            $  587         $1,509
                                                            ======         ======

    MedicaLogic has a $3,300 term loan facility to finance the purchase of new capital equipment. At December 31, 1999 no amounts were available under this facility.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) LONG TERM LIABILITIES (CONTINUED)
    Future maturities are as follows:

Year ending December 31:
  2000......................................................  $1,870
  2001......................................................   1,326
  2002......................................................     136
  2003......................................................       8
  2004......................................................       8
  Years after 2004..........................................      31
                                                              ------
    Total...................................................  $3,379
                                                              ======

(5) CONVERTIBLE REDEEMABLE PREFERRED STOCK

    MedicaLogic has authorized several series of convertible redeemable preferred stock. The title, carrying amount, and number of shares issued and outstanding are as follows:

                                                                 DECEMBER 31,
                                                            -----------------------
                                                              1998           1999
                                                            --------       --------
Series A, $1.00 liquidation preference; issued and
  outstanding 5,750,001 and 0 at December 31, 1998 and
  1999....................................................  $ 5,745          $ --
Series A-1, $10.00 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
Series C, $2.25 liquidation preference; issued and
  outstanding 7,012,637 and 0 shares at December 31, 1998
  and 1999................................................   15,767            --
Series C-1, $22.50 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
Series E, $3.15 liquidation preference; 4,761,907 and 0
  shares issued and outstanding at December 31, 1998 and
  1999....................................................   14,694            --
Series E-1, $31.50 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
Series F, $3.40 liquidation preference; 4,000,000 and 0
  shares issued and outstanding at December 31, 1998 and
  1999....................................................   13,576            --
Series F-1, $34.00 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
Series I, $3.80 liquidation preference; no shares issued
  and outstanding at December 31, 1998 and 1999...........       --            --
Series I-1, $38.00 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
Series J, $4.75 liquidation preference; 0 shares issued
  and outstanding at December 31, 1998 and 1999...........       --            --
Series J-1, $47.50 liquidation preference; no shares
  issued and outstanding at December 31, 1998 and 1999....       --            --
                                                            -------          ----
    Total convertible redeemable preferred Stock..........  $49,782          $ --
                                                            =======          ====

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)

    All outstanding preferred stock was converted into common stock upon the effectiveness of the registration statement on December 9, 1999. The terms for each series of preferred stock were similar and are summarized below:

    DIVIDENDS

    Preferred shareholders are entitled to receive dividends when and if declared by the board of directors at an annual rate of $.10 and $1 per share for series A and A-1, $.225 and $2.25 per share for series C and C-1, $.315, $3.15 for series E and E-1, $.340 and $3.40 for series F and F-1, and $.380 and $3.80 for series I and I-1, and $0.475 and $4.75 for series J and J-1. The right to receive dividends on preferred stock is not cumulative and no right to receive dividends accrues to holders of the preferred stock in the event the board of directors does not declare dividends. No dividends may be declared or paid on common stock until all declared dividends on preferred stock have been paid. As of December 31, 1999 no dividends had been declared or paid.

    LIQUIDATION PREFERENCES

    Upon dissolution, liquidation or winding up of the affairs of MedicaLogic, either voluntarily or involuntarily, the preferred shareholders receive preference in liquidation over the common shareholders of MedicaLogic. The liquidation value for each outstanding share is $1 and $10 for series A and A-1, $2.25 and $22.50 for series C and C-1. $3.15 and $31.50 for series E and E-1, $3.40 and $34.00 for series F and F-1. $3.80 and $38.00 for series I and I-1, and $4.75 and $47.50 for series J and J-1, adjusted for any stock dividends. The holders of series E and E-1, series F and F-1, series I and I-1 and series J and J-1, on a parity basis among these series, are entitled to receive their liquidation value before and in preference to any distribution to the holders of series A and A-1 and series C and C-1 preferred stock. The holders of series C and C-1 preferred stock are entitled to receive their liquidation value before and in preference to any distribution to the holders of series A and A-1.

    REDEMPTION

    The preferred stock is subject to mandatory redemption features following the affirmative vote of a majority of the outstanding shares of the preferred stock, effective no earlier than December 31, 2001. Upon the majority vote of the outstanding shares, MedicaLogic is required to redeem all of the then outstanding preferred stock or an amount determined by MedicaLogic for which funds are available for redemption. The per share redemption price for each series of preferred stock is equal to its per share liquidation value.

    In the event of a redemption of only a portion of the total outstanding preferred stock, MedicaLogic is required to redeem series E and E-1, series F and F-1, series I and I-1 and series J and J-1 before and in preference to the holders of series A and A-1 and series C and C-1 preferred stock. In addition, the holders of series C and C-1 will have preference over the holders of series A and A-1 preferred stock.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)
    VOTING

    The holder of each share of each series of preferred stock is entitled to the number of votes the holder would be entitled to if the shares of preferred stock were converted to common stock.

    CONVERSION

    Two shares of preferred stock is voluntarily convertible into one share of common stock at any time after the date of issuance at a rate that equals the original issue price divided by the conversion price at the time in effect, subject to adjustments specified in the purchase agreements. Automatic conversion to common stock at the then effective conversion rate will occur for series A, A-1, C, C-1, E and E-1, following the effectiveness of a registration statement under the Securities Act of 1933 in which the aggregate price to the public equals or exceeds $7,500,000 and in which the public offering price of common stock equals or exceeds $10 per share. The public offering price of MedicaLogic's common stock that will trigger automatic conversion of the series F and F-1, the series I and I-1 and series J and J-1 preferred stock is $10.80, $11.58 and $10.80 per share.

(6) SHAREHOLDERS' EQUITY

    (A) SHAREHOLDERS' AGREEMENT

    MedicaLogic and its shareholders had an agreement that includes restrictions on the purchase and sale of MedicaLogic's stock. Except as expressly provided, no shareholder was allowed to transfer ownership of stock without the prior written consent of the other shareholders that are party to the agreement. These restrictions lapsed upon the effectiveness of a registration of common stock under the Securities Act of 1933 and the consummation of the sale of common stock under that registration statement on December 9, 1999.

    The shareholders agreement also contained a right of first refusal which gives MedicaLogic the right, but not the obligation, to buy back shares under specified conditions. The acquisition price is equal to the fair value of the shares to be purchased.

    (B) STOCK INCENTIVE PLAN

    On February 9, 1993, MedicaLogic adopted a stock incentive plan which allowed for the issuance of 2,247,192 shares of common stock. Under the 1996 stock incentive plan, adopted December 31, 1996, together with the 1993 stock incentive plan, 500,000 shares of common stock were reserved for issuance. The 1996 plan was amended in 1998 to reserve an additional 350,000 shares of common stock for issuance. On April 30, 1999, MedicaLogic's 1996 plan was amended to reserve a additional 1,900,000 shares of common stock, bringing the total under the plans to 4,997,192. In September 1999 MedicaLogic adopted the 1999 stock incentive plan, which authorizes the issuance of 2,000,000 shares, bringing the total to 6,997,192. Under the terms of the plans, the board of directors is authorized to grant incentive stock options, non-statutory stock options and to sell restricted stock to employees or others providing services or benefits to MedicaLogic. The plans also allow granting of stock bonuses, stock appreciation rights, and other forms of stock based incentives. The 1999 plan provides for the granting to employees of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986 for the granting to

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SHAREHOLDERS' EQUITY (CONTINUED)
employees and consultants of nonstatutory stock options and for the issuance of stock bonuses, restricted stock and stock appreciation rights. Unless terminated earlier, the 1999 plan will terminate automatically in September 2009.

    The stock incentive plans are administered by the board of directors. The board has the power to determine the terms of the options or rights granted, including the exercise price, the number of shares subject to each option or right, the character of the grant, the exercisability of the grant and the form of consideration payable upon exercise of options. The board of directors may delegate administration of the stock incentive plans to a committee.

    In March 1998, MedicaLogic extended the term of all outstanding options from five years to ten years, which constituted a new measurement date. The fair value of the stock as determined by the board of directors on the date the change was effective was $4.00 per share. 121,025 of these options had exercise prices ranging from $1.60 to $2.00 per share and were fully vested. For these outstanding options, MedicaLogic recorded a compensation charge of $110 in connection with this change in option terms. The compensation expense was calculated by taking the difference between the original grant price and the fair value on the new measurement date.

    The exercise price of incentive stock options must not be less than the fair market value of the common stock at the date of the grant or, in the case of incentive stock options issued to holders of more than 10% of the outstanding common stock, 110% of the fair market value. The maximum term of incentive stock options is 10 years, or five years in the case of 10% shareholders. The aggregate fair market value, on the date of the grant, of the common stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000.

    Options granted under the stock incentive plans are generally nontransferable and, unless otherwise determined by the board of directors, must be exercised during the period of the option holder's employment or service with MedicaLogic or within 90 days of termination of employment or service.

    The stock incentive plans provide that if we merge with or into another corporation, or we sell substantially all of our assets, each outstanding option will be assumed by the successor corporation.

    The per share weighted average fair market value, as determined by applying the Black-Scholes option pricing model to stock options granted under the plans during 1997, 1998 and 1999 was $2.90, $3.44 and $5.02 on the date of grant, with the following weighted average assumptions:

                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                        1997           1998           1999
                                                      --------       --------       --------
Risk-free interest rate.............................    6.5%           6.0%          5.875%
Expected dividend yield.............................      0%             0%              0%
Years of expected life..............................      4              7               7
Expected volatility.................................    100%           100%            100%

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SHAREHOLDERS' EQUITY (CONTINUED)
    MedicaLogic continues to apply APB Opinion No. 25 in accounting for the plans and compensation cost is generally not recognized for its stock options in the financial statements. The effect on MedicaLogic's net loss, had MedicaLogic determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
Net loss........................................  $(10,819)  $(7,232)   $(27,987)
Proforma net loss...............................  $(11,921)  $(8.342)   $(30,895)
Net loss per share..............................  $  (1.64)  $ (1.06)   $  (3.07)
Proforma net loss per share.....................  $  (1.78)  $ (1.21)   $  (3.39)

    Transactions involving the plans are summarized as follows:

                                                      NUMBER     WEIGHTED AVERAGE
                                                     OF SHARES    EXERCISE PRICE
                                                     ---------   ----------------
Options outstanding, December 31, 1996.............    504,070        $3.08
Granted............................................    536,475         4.00
Exercised..........................................    (26,068)        1.64
Forfeited..........................................    (40,462)        3.90
                                                     ---------        -----
Options outstanding, December 31, 1997.............    974,015         3.68
Granted............................................    480,493         4.10
Exercised..........................................    (34,526)        2.10
Forfeited..........................................   (206,576)        3.98
                                                     ---------        -----
Options outstanding, December 31, 1998.............  1,213,406         3.80
Granted............................................  2,363,950         8.18
Exercised..........................................   (242,575)        3.61
Forfeited..........................................    (80,905)        4.51
                                                     ---------        -----
Options outstanding, December 31, 1999.............  3,253,876        $6.98
                                                     =========        =====

                  OPTIONS OUTSTANDING
-------------------------------------------------------      OPTIONS EXERCISABLE
                                  WEIGHTED                -------------------------
                  NUMBER OF        AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
   RANGE OF      DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICE       1999           LIFE        PRICE          1999         PRICE
--------------  --------------   -----------   --------   --------------   --------
  1.60-2.00          63,225         $3.20       $ 1.82          63,225      $ 1.82
  4.00-4.40       1,177,003          7.85         4.12         780,296        4.05
  6.50-6.50         894,198          9.14         6.50         166,325        6.50
  9.50-10.00        768,750          9.79         9.61           9,055        9.66
 13.00-13.00        350,700          9.03        13.00          25,000       13.00
                  ---------         -----       ------       ---------      ------
  1.60-13.00      3,253,876         $8.70       $ 6.98       1,043,901      $ 4.57

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SHAREHOLDERS' EQUITY (CONTINUED)
    At December 31, 1999, 396,550 shares were available for grant.

    MedicaLogic has recorded deferred stock compensation expense of $4,746 at December 31, 1999. This deferred stock compensation expense is based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred compensation is being amortized over the vesting period of the options, which is generally three years. MedicaLogic recognized expense of $370 in the twelve-month period ended December 31, 1999 related to these grants.

    (C) STOCK WARRANTS

    In 1994, MedicaLogic entered into a stock purchase warrant agreement with Indius, Inc. Under the agreement, MedicaLogic issued Indius warrants to purchase up to 22,500 shares of common stock at $.62 per share, conditioned on Indius meeting specified software development and licensing requirements. These warrants were exercised in March 1999.

    (D) RESTRICTED STOCK PURCHASE AGREEMENTS

    As of December 31, 1999, MedicaLogic had sold 2,175,750 shares of common stock at prices ranging from $4.00 to $13.00 to senior management of MedicaLogic. These shares were sold under agreements which allow MedicaLogic, at its option, to repurchase these shares at the original sale price. Under the repurchase agreements associated with 1,958,250 of these shares, the shares subject to repurchase are reduced in equal increments over 36 months from the original vesting dates which range from February 28, 1996 to December 6, 2002. At December 31, 1998 and 1999 there were 141,530 and 1,211,328 shares outstanding that were eligible for repurchase. MedicaLogic has accepted promissory notes totaling $11,194 of principal amount at December 31, 1999 from its officers in consideration for the restricted stock discussed above. These notes accrue interest at 6% per year and are payable in full 10 years from the date of the loan. Of these shares of common stock 217,500 have been released from MedicaLogic's repurchase rights as key business performance criteria have been met. In connection with these stock issuances, MedicaLogic recorded compensation expense of $986 for the period ended December 31, 1999.

    (E) SHARES ISSUED FOR SERVICES

    During 1997, MedicaLogic issued 14,350 shares of common stock valued at $57, in exchange for contracted engineering services by an independent third-party.

    During 1999, MedicaLogic issued 65,750 shares of common stock valued at $1,314 for public relations consulting, recruitment services, and contracted engineering services by independent third-parties. 104,212 shares of preferred stock were issued to the three principals of an investment group as a commission in conjunction with the series J preferred stock issuance. The preferred shares were valued at $990. The Company issued 20,000 shares of common shares at a price of $6.50 for legal services. The fair value of the shares was offset against the proceeds of the Initial Public Offering. A warrant was issued for 10,000 shares of common stock at a price of $6.50 for legal services. The fair value of the warrant issued was determined by applying the Black-Scholes methodology using the commitment date for performance as the measurement date. The per share weighted average fair market value was $13.60 on the date of grant, with the

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SHAREHOLDERS' EQUITY (CONTINUED)
following weighted average assumptions: Risk-free interest rate of 5.75%, expected dividend yield of 0%, a two-year term and an expected volatility of 100%. The fair value of $136 was netted against the proceeds of the Initial Public Offering.

    The above common shares or options were valued using the fair value as determined by the board of directors. Preferred shares were valued using sales to unrelated third parties. All shares or warrants to issue shares were fully vested on the date of issuance and were awarded for past services. The measurement date for determining the fair value of the equity instrument was the date of the completion of the performance.

    (F) EMPLOYEE STOCK PURCHASE PLAN

    The board of directors has adopted and the shareholders have approved an employee stock purchase plan, or ESPP, for the benefit of MedicaLogic's employees. A total of 1,000,000 shares are reserved for issuance under the ESPP.

    Except as described below, all full-time employees of MedicaLogic and designated subsidiaries of MedicaLogic are eligible to participate in the ESPP. Any employee who would, after a purchase of shares in an offering under the plan, own or be considered to own five percent or more of the voting power or value of all classes of stock of MedicaLogic, or any parent or subsidiary of MedicaLogic, is ineligible to participate in an offering.

    Except for the first offering period, offering periods are one year long and are divided into two six-month purchase periods. The first offering period will begin on the effective date of the initial public offering, will run for approximately two years, and will be divided into four purchase periods. On the first day of each offering period, known as the offering date, each eligible employee is automatically granted an option to purchase shares of MedicaLogic's common stock. That option will be automatically exercised on the last day of each purchase period during the offering. The last day of a purchase period is known as a purchase date. No employee may purchase more than 10,000 shares or accrue the right to purchase shares at a rate that exceeds $25,000 of fair market value, as determined on the offering date, for each calendar year that the option is outstanding. Each eligible employee may elect to participate in the ESPP by filing a subscription and payroll deduction authorization. Shares may be purchased under the ESPP only through payroll deductions of not more than 15 percent of an employee's total compensation. On each purchase date, the amounts withheld will be applied to purchase shares for the employee from MedicaLogic. The purchase price will be the lesser of 85 percent of the fair market value of MedicaLogic's common stock:

     - on the offering date; or

     - on the purchase date.

    The ESPP is administered by the board of directors. The board of directors may adopt rules and regulations for the operation of the ESPP, adopt forms for use in connection with the ESPP, decide any question of interpretation of the ESPP or rights arising under the ESPP and generally supervise the administration of the ESPP. MedicaLogic pays all expenses of the ESPP other than commissions on sales of shares for employees' accounts by the custodian.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SHAREHOLDERS' EQUITY (CONTINUED)
    An independent custodian maintains the records under the ESPP. Shares purchased by employees under the ESPP are delivered to and held by the custodian on behalf of the employees. By appropriate instructions from an employee, all or part of the shares may be sold or transferred into the employee's own name and delivered to the employee.

    The board of directors may amend the ESPP, except that increases in the number of reserved shares, other than adjustments authorized by the ESPP, or decreases in the purchase price of shares offered under the ESPP require shareholder approval. The board of directors may terminate the ESPP at any time.

(8) INCOME TAXES

    MedicaLogic incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 1997, 1998 and 1999. As such, there was no current or deferred tax provision for these periods.

    The actual income tax expense differs from the expected tax expense, which is computed by applying the U.S. federal corporate income tax rate of 34% to net loss before income taxes, as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1997          1998          1999
                                                          --------      --------      --------
Computed expected income tax benefit................       (34.0)%       (34.0)%       (34.0)%
Increase (reduction) in income tax expense (benefit)
  resulting from:
  State income tax benefit..........................        (4.3)         (4.3)         (4.1)
  Increase in valuation allowance...................        43.8          44.7          37.8
  Research and development credits..................        (3.1)         (8.3)         (2.2)
  Other.............................................        (2.4)          1.9           2.5
                                                           -----         -----         -----
    Income tax expense..............................          --%           --%           --%
                                                           =====         =====         =====

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
Deferred tax assets:
  Furniture and equipment due to differences in
    depreciation.......................................  $    229      $     --
  Net operating loss and research and experimentation
    credit carryforwards...............................    14,169        24,588
  Allowance for doubtful accounts......................       234           203
  Other accruals.......................................       215           487
                                                         --------      --------
    Gross deferred tax assets..........................    14,847        25,278
  Less valuation allowance.............................   (14,559)      (25,084)
                                                         --------      --------
    Net deferred tax assets............................       288           194
                                                         --------      --------
Deferred tax liabilities:
  Change in method of accounting.......................      (280)          (54)
  Other................................................        (8)         (140)
                                                         --------      --------
    Net deferred tax liabilities.......................      (288)         (194)
                                                         --------      --------
    Net deferred tax assets and liabilities............  $     --      $     --
                                                         ========      ========

    The valuation allowance for deferred tax assets as of December 31, 1999 was approximately $25,084. The net change in the total valuation allowance for the years ending December 31, 1997, 1998 and 1999 was an increase of approximately $4,668, $3,153 and $10,525.

    At December 31, 1999, MedicaLogic has available federal and state net operating loss carryforwards for tax purposes of approximately $59,598 and research and experimentation credits of approximately $1,973 which expire through 2019. approximately $7,100 of the net operating losses are subject to annual utilization limitation due to ownership changes in prior years.

(9) COMMITMENTS AND CONTINGENCIES

    In September 1999, MedicaLogic entered into a license agreement with L&H Applications USA, Inc. L&H has granted to MedicaLogic a non-exclusive, non-transferable license to incorporate L&H's product into MedicaLogic's Logician family of products. MedicaLogic made a non-refundable pre-payment of royalty fees of $1,100 in December 1999. MedicaLogic is required to make additional minimum payments of $230 and $795 for the years ended December 31, 2000 and 2001.

    MedicaLogic has agreed to issue common stock to a customer at fair market value up to $12,000, contingent upon sales of additional licenses to the customer and to third parties in the customer's geographic area. This consideration is for allowing MedicaLogic to use this customer as a reference site. MedicaLogic has issued 172,763 shares of common stock with an estimated fair value of $11.50 per share

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED) to this customer as of December 31, 1999. MedicaLogic has recorded the expense associated with this grant as a component of marketing and sales expense. The stock agreement expires December 31, 2002.

    MedicaLogic is involved in various claims and legal actions in the normal course of business. The most significant of these are described below.

    MedicaLogic was the defendant in a suit at December 31, 1998 arising out of an alleged breach of contract with a channel partner. MedicaLogic accrued $250 at December 31, 1997 and 1998. This suit was settled in April 1999, and the terms of the settlement are confidential. MedicaLogic was also the defendant at December 31, 1998 in a suit filed by a customer. This suit was a counter-claim to a breach of contract MedicaLogic had filed. The suit sought a refund of amounts paid to MedicaLogic for the product. MedicaLogic accrued $125 at December 31, 1998. This suit was settled in July 1999 for $120 including legal fees.

    At December 31, 1999 MedicaLogic was a defendant in an action relating to a patent infringement claim. The plaintiff was seeking unspecified damages. On January 26, 2000 the plaintiff agreed to dismiss, without prejudice. The action and a dismissal order was entered by the court. The costs associated with litigation and settlement of the litigation have been recorded as a component of general and administrative expense.

    In the opinion of management, the ultimate disposition of outstanding claims and legal actions will not have a material effect on MedicaLogic's consolidated financial position, results of operations or liquidity.

(10) SEGMENT INFORMATION

    MedicaLogic derives its revenue from a single operating segment, electronic medical records, and the service and support related to these products.

    GEOGRAPHIC INFORMATION

    MedicaLogic operates solely within the United States and to date has derived all of its revenue from within the United States.

    MAJOR CUSTOMERS

    In 1997, MedicaLogic derived greater than 10% of its revenue from VHA, Inc., one of our distribution partners, $2,700, and from Wake Forest Baptist Medical Center, $1,600.

    In 1998, MedicaLogic derived greater than 10% of its revenue from VHA, Inc., $3,400. MedicaLogic had accounts receivable from this customer representing approximately 20% of trade accounts receivable at December 31, 1998.

    In 1999, MedicaLogic derived 10% or greater of its revenue from Baylor College of Medicine, $3,087 and Texas Childrens Hospital, $2,470. MedicaLogic had accounts receivable from these customer representing approximately 28% of trade accounts receivable at December 31, 1999.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) 401(K) PLAN

    MedicaLogic sponsors a 401(k) deferred savings plan for all employees. Employees become eligible to participate in the plan upon employment. Employees may contribute up to 15% of their pay to the plan, subject to the limitation of $10 by the Internal Revenue Code. All employee contributions vest immediately. MedicaLogic has not made any matching contributions but does pay administrative costs for the plan. These costs were not significant for any period presented.

(12) RELATED PARTY TRANSACTIONS

    MedicaLogic has accepted promissory notes aggregating $11,800 of principal and interest amount at December 31, 1999 from its officers in consideration for restricted stock issued. These notes accrue interest at 6% per year and are payable in full 10 years from the date of the loan. MedicaLogic also has loaned an officer approximately $104 to help pay for relocation expenses, under an unsecured promissory note, which bears interest at 6% per year. The note is payable in full on the earlier to occur of the sale of his residence located in Portland, Oregon, the termination of his employment, or July 1, 2001. The note is prepayable in full without penalty.

    In September 1999, MedicaLogic entered into an agreement with an officer in consideration of relocating to San Francisco, California. MedicaLogic agreed to reimburse this officer $8 for improvements to his Portland, Oregon residence and any shortfall between the sales price on his Portland, Oregon residence and the original purchase price of $520 paid by this officer and any transaction costs not covered by the sales price of this residence, unless the sales price is greater than the purchase price. MedicaLogic also agreed to forgive the interest accrued on the unsecured promissory note referred to above, which will be repaid from the proceeds of the sale of the Portland, Oregon residence and to pay the mortgage payment on the officer's residence in Portland, Oregon until it is sold. In December 1999 the residence sold, and $36 of relocation expense was recognized and $104 was recorded as payment against the note.

    In August 1998, MedicaLogic entered into stock purchase agreements with two entities that are affiliated with two directors of MedicaLogic. These agreements were for the issuance of 175,000 shares of common stock at a price of $4.00 per share. Options for 100,000 shares of common stock were also granted to these entities with a fair value using the Black-Scholes of $113. These stock options were exercised by these entities for an additional 100,000 shares of common stock in April 1999.

    In May 1999, MedicaLogic sold an aggregate of 1,052,632 shares of series J preferred stock to two entities that are affiliated with a director of MedicaLogic.

    A member of MedicaLogic's board of directors is a partner in a law firm retained by MedicaLogic to provide legal counsel.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly results of MedicaLogic's operations for 1998 and 1999. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and results of operations for

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED) the quarters presented. You should not draw any conclusions about our future results from the results of operations for any quarter presented.

                                                           QUARTER ENDED
                             --------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                               1998        1998         1998            1998         1999        1999
                             ---------   --------   -------------   ------------   ---------   --------
Revenues...................   $ 2,811    $ 3,848       $ 4,100         $5,401       $ 2,997    $ 4,088
Operating expenses.........   $ 5,485    $ 5,847       $ 5,993         $6,533       $ 6,634    $ 8,631
Net loss...................   $(2,638)   $(1,860)      $(1,749)        $ (788)      $(3,426)   $(4,337)

                                    QUARTER ENDED
                             ----------------------------
                             SEPTEMBER 30,   DECEMBER 31,
                                 1999            1999
                             -------------   ------------
Revenues...................     $ 6,017        $  6,615
Operating expenses.........     $13,344        $ 20,192
Net loss...................     $(6,802)       $(13,088)

(14) SUBSEQUENT EVENTS (UNAUDITED)

   On February 22, 2000 MedicaLogic Inc. and Medscape, Inc. announced an agreement to merge and MedicaLogic Inc. announced an agreement to acquire Total eMed, Inc. Medscape shareholders will receive 0.323 shares of MedicaLogic common stock for each share of Medscape stock and options outstanding and Total eMed shareholders will receive 8 million shares of MedicaLogic common stock for all of its outstanding shares and options. The new Company, will be known initially as MedicaLogic/ Medscape. The transaction will become effective upon approval by the shareholders of the companies and the satisfaction of other conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                AGE                        POSITION
----                              --------   ---------------------------------------------
Mark K. Leavitt.................     49      Chairman of the Board and Chief Executive
                                             Officer

David C. Moffenbeier............     48      President, Secretary and Director

Frank J. Spina..................     45      Senior Vice President and Chief Financial
                                             Officer

Harvey J. Anderson..............     36      Chief Operating Officer, General Manager of
                                             Internet Operations

Thomas M. Watson................     50      Senior Vice President, Worldwide Sales and
                                             Professional Services

Bruce M. Fried..................     49      Director

Ronald H. Kase..................     41      Director

Neal Moszkowski.................     34      Director

Mark A. Stevens.................     39      Director

Ronald R. Taylor................     52      Director

    MARK K. LEAVITT founded MedicaLogic in 1985 and has served as its chairman of the board and chief executive officer since its inception. From
December 1997 to June 1998, Dr. Leavitt served as a director of Physician Partners, Inc., a physician practice management company. From 1992 to 1996, Dr. Leavitt served as a faculty member for St. Vincent Internal Medicine Practice and concurrently served as medical director and regional information systems director for Sisters of Providence Health System from 1992 to 1994.
Dr. Leavitt operated a private practice of internal medicine from 1982 to 1992. Dr. Leavitt received a B.S. from the University of Arizona and an M.S. and a Ph.D. in electronic engineering from Stanford University. Dr. Leavitt received an M.D. from the University of Miami and served as a resident in internal medicine at Oregon Health Sciences University from 1979 to 1982.

    DAVID C. MOFFENBEIER served as chief operating officer until February 2000 when he became president. Mr. Moffenbeier has been a director since 1994. From 1993 to 1994, Mr. Moffenbeier served as chairman of the board of directors of Summit Design Inc., a supplier of software tools for integrated circuits. Previously, Mr. Moffenbeier co-founded Mentor Graphics Corp., a manufacturer of hardware and software for electronic design automation, where he served as a director from 1981 to 1993 and as its chief financial officer from 1981 to 1984, its vice president of international sales from 1985 to 1988 and its vice president of worldwide sales from 1989 to 1993. He currently serves on the board of directors of Providence Good Health Plan, a health care management organization, and North Pacific Group, Inc., a wholesale distributor of commodities. Mr. Moffenbeier received a B.A. from Wesleyan University and an M.B.A. from Harvard University. Mr. Moffenbeier is a certified public accountant.

    FRANK J. SPINA was hired by MedicaLogic to serve as its senior vice president and chief financial officer starting in November 1999. From 1997 to 1999, Mr. Spina served as the chief financial officer for 3D Systems Corporation, a provider of solid imaging systems. From 1994 to 1997, Mr. Spina served as vice president and corporate controller of Qualcomm, Inc., a developer and manufacturer of wireless communication equipment. From 1985 to 1994, Mr. Spina served in a variety of positions with Motorola, Inc., including division controller and group operations controller. Mr. Spina received his B.A. from Baldwin Wallace College and is a certified public accountant.

    HARVEY J. ANDERSON has served as chief operating officer, senior vice president, general manager of Internet operations since March 1999. From 1996 to 1999, Mr. Anderson participated in numerous acquisitions and technology transactions at Netscape Communications Corp., a provider of software, services and web site resources for the Internet, where he served in various roles including assistant general counsel. From 1993 to 1996, Mr. Anderson practiced intellectual property law with McCutchen Doyle Brown & Enersen, LLP and Limbach and Limbach, LLP, law firms in San Francisco, California. Before 1993, he served as a network design engineer for Pacific Telesis, a telecommunications company. Mr. Anderson received a B.S. from Marquette University and a J.D. from the University of San Francisco School of Law.

    THOMAS M. WATSON has served as senior vice president, worldwide sales and professional services since March 1999. From 1997 to 1999, Mr. Watson served as vice president, sales. From 1989 to 1997, Mr. Watson served as vice president of sales at PHAMIS Inc., a leading provider of healthcare information systems solutions. Mr. Watson received a B.A. from Drexel University.

    BRUCE M. FRIED has been a director since 1998. Mr. Fried is a partner and chair of the health law group at Shaw Pittman, an international law firm based in Washington, D.C. From 1995 to 1998, Mr. Fried served as the Health Care Financing Administration's director of the Center for Health Plans and Providers, where he was responsible for policy development and execution and operations for the Medicare program. From 1994 to 1995, Mr. Fried was vice president of federal affairs at FHP International Corporation, then one of the nation's largest managed care organizations. Mr. Fried received a B.A. and a J.D. from the University of Florida.

    RONALD H. KASE has been a director since July 1994. Mr. Kase joined New Enterprise Associates, a venture capital investment firm in 1990 and has been a general partner since May 1995. Mr. Kase serves on the boards of directors of Data Critical Corporation, a wireless healthcare data products company, and several privately-held information technology and healthcare companies.
Mr. Kase received a B.S. from Purdue University and received an M.B.A. from the University of Chicago.

    NEAL MOSZKOWSKI has been a director since May 1999. Since 1998,
Mr. Moszkowski has served as a partner of Soros Private Equity Partners, LLC, a private equity investment affiliate of Soros Fund Management, L.L.C. Before Soros, Mr. Moszkowski was an executive director in the principal investment area of Goldman, Sachs International and a vice president of Goldman, Sachs & Co., which he joined in 1993. Mr. Moszkowski serves on the board of directors of Integra Life Sciences Holdings Corporation, a developer and marketer of medical products, implants and biomaterials, Bluefly, Inc., an off-price apparel Internet retailer, and several private companies. Mr. Moszkowski earned his B.A. from Amherst College and an M.B.A. from Stanford University.

    MARK A. STEVENS has been a director since 1994. Mr. Stevens joined Sequoia Capital in 1989 and has been a general partner since 1993. Mr. Stevens serves on the boards of directors of MP3.com, Inc., an online music Internet company, NVidia Corp., a supplier of graphics processors and software and Terayon Communication Systems, Inc., a cable modem system supplier, and several privately held Internet and semiconductor companies. Mr. Stevens received a B.S.E.E., a B.A. and an M.S. in computer engineering from the University of Southern California and an M.B.A. from Harvard University.

    RONALD R. TAYLOR has been a director since 1995. Since 1998, Mr. Taylor has been a general partner of Enterprise Partners, a venture capital firm. In 1987, Mr. Taylor founded Pyxis Corporation, a medical information systems company, and served as its chairman and chief executive officer until it merged with Cardinal Health, Inc. in 1996. Mr. Taylor serves on the boards of directors of Watson Pharmaceuticals, Inc., a pharmaceutical company, and Cavanaugh's Hospitality Corporation, a leading owner of full service hotels in the Northwest. He received a B.A. from the University of Saskatchewan and an M.A. from the University of California at Irvine.

    Executive officers serve at the discretion of the board of directors and hold office until their successors have been elected and qualified. There are no family relationships among any of the directors, officers or key employees of MedicaLogic. Directors are elected at the annual shareholders meeting and hold office until their successors are elected and qualified.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires MedicaLogic's directors and executive officers, and persons who own more than 10% of a registered class of MedicaLogic's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of MedicaLogic's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish MedicaLogic with copies all Section 16(a) reports filed.

    Based solely upon review of the copies of such reports furnished to MedicaLogic and written representations that no other reports were required, MedicaLogic believes that there was compliance for the fiscal year ended December 31, 1999 with all Section 16(a) filing requirements applicable to MedicaLogic's officers, directors and greater than 10% beneficial owners, except that (1) Mr. Charles Burwell filed a late report with respect to an acquisition of 1,150 shares acquired in MedicaLogic's initial public offering,
(2) Mr. Bruce Fried filed a late report with respect to an acquisition of 1,150 shares acquired in MedicaLogic's initial public offering, (3) Mr. Mark Stevens filed a late report with respect to an acquisition of 3,000 shares acquired in MedicaLogic's initial public offering, and (4) Mr. Ron Taylor filed a late report with respect to an acquisition of 1,150 shares acquired in MedicaLogic's initial public offering.

ITEM 11. EXECUTIVE COMPENSATION

    Information required in this section regarding executive compensation, are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required in this section regarding security ownership of certain beneficial owners and management, are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required in this section regarding certain relationships and related transactions, are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                       MEDICALOGIC, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
MedicaLogic, Inc.--Consolidated Financial Statements:

  Report of KPMG LLP........................................     37

  Consolidated Balance Sheets...............................     38

  Consolidated Statements of Operations.....................     39

  Consolidated Statements of Shareholders' Equity
    (Deficit)...............................................     40

  Consolidated Statements of Cash Flows.....................     41

  Notes to Consolidated Financial Statements................     42

    (A) EXHIBITS

 2.1(2)            Agreement of Reorganization and Merger dated as of February
                   21, 2000 among MedicaLogic, Inc., Medscape, Inc. and
                   Moneypenny Merger Corp.

 2.2(2)            Agreement of Reorganization and Merger dated as of February
                   21, 2000 among MedicaLogic, Inc., Total eMed, Inc. and AQ
                   Merger Corp.

 3.1(3)            1999 Restated Articles of Incorporation

 3.2(1)            Restated Bylaws

 4.1(1)            See Article II of Exhibit 3.1 and Article V of Exhibit 3.2

10.1(1)            1999 Amended and Restated Investor Rights Agreement

10.2(1)            1993 Stock Incentive Plan

10.3(1)            1996 Stock Incentive Plan, as amended

10.4(1)            1999 Stock Incentive Plan

10.5(1)            Form of Incentive Stock Option Agreement

10.6(1)            Form of Restricted Stock Purchase Agreement (Performance)

10.7(1)            Form of Restricted Stock Purchase Agreement

10.8(1)            Equipment Financing Agreement between MedicaLogic and GE
                   Capital Financing dated June 5, 1998

10.8.1(1)          Industrial Business Park Lease between MedicaLogic and
                   Evergreen Corporate Center LLC dated January 15, 1997, as
                   amended July 15, 1999

10.8.2(1)          Office Lease between 945 Battery LLC, and MedicaLogic, dated
                   May 9, 1999

10.9(1)            Agreement to Issue Shares of Common Stock between
                   MedicaLogic and Baylor College of Medicine dated as of February 16, 1999

10.10(1) Software Deposit Agreement with Fidex Americas Corporation dated April 15, 1996

10.11(1)+          Oracle Alliance Agreement between MedicaLogic and Oracle
                   Corporation dated April 1, 1998, as amended

21.1(1)            Subsidiaries of the Registrant

23.1               Consent of KPMG LLP

24.1               Powers of Attorney (see signature page)

27.1               Financial Data Schedule

------------------------

+   Confidential treatment

(1) Previously filed and incorporated herein by reference to the Company's registration statement on Form S-1 (333-87285).

(2) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(3) Previously filed and incorporated herein by reference to the Company's registration statement on Form S-8 (333-94751).

    (B) FINANCIAL STATEMENT SCHEDULES

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (C) REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on March 8, 2000.

                                                       MEDICALOGIC, INC.

                                                       By:          /s/ MARK K. LEAVITT, M.D.
                                                            -----------------------------------------
                                                                      Mark K. Leavitt, M.D.
                                                                     CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints Mark K. Leavitt, M.D., Frank J. Spina, and David C. Moffenbeier, as attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully as to all intents and purposes that he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, this report on Form 10-K has been signed below on March 8, 2000 by the following persons in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
              /s/ MARK K. LEAVITT, M.D.                Chairman of the Board and Chief Executive
     -------------------------------------------         Officer
                Mark K. Leavitt, M.D.                  Principal Executive Officer

                 /s/ FRANK J. SPINA                    Senior Vice President and Chief Financial
     -------------------------------------------         Officer
                   Frank J. Spina                      Principal Financial and Accounting Officer

     -------------------------------------------       Director
                   Bruce M. Fried

                 /s/ RONALD H. KASE
     -------------------------------------------       Director
                   Ronald H. Kase

              /s/ DAVID C. MOFFENBEIER
     -------------------------------------------       Director
                David C. Moffenbeier

     -------------------------------------------       Director
                   Neal Moszkowski

     -------------------------------------------       Director
                   Mark A. Stevens

                /s/ RONALD R. TAYLOR
     -------------------------------------------       Director
                  Ronald R. Taylor

                                 EXHIBIT INDEX

 2.1(2)            Agreement of Reorganization and Merger dated as of February
                   21, 2000 among MedicaLogic, Inc., Medscape, Inc. and
                   Moneypenny Merger Corp.

 2.2(2)            Agreement of Reorganization and Merger dated as of February
                   21, 2000 among MedicaLogic, Inc., Total eMed, Inc. and AQ
                   Merger Corp.

 3.1(3)            1999 Restated Articles of Incorporation

 3.2(1)            Restated Bylaws

 4.1(1)            See Article II of Exhibit 3.1 and Article V of Exhibit 3.2

10.1(1)            1999 Amended and Restated Investor Rights Agreement

10.2(1)            1993 Stock Incentive Plan

10.3(1)            1996 Stock Incentive Plan, as amended

10.4(1)            1999 Stock Incentive Plan

10.5(1)            Form of Incentive Stock Option Agreement

10.6(1)            Form of Restricted Stock Purchase Agreement (Performance)

10.7(1)            Form of Restricted Stock Purchase Agreement

10.8(1)            Equipment Financing Agreement between MedicaLogic and GE
                   Capital Financing dated June 5, 1998

10.8.1(1)          Industrial Business Park Lease between MedicaLogic and
                   Evergreen Corporate Center LLC dated January 15, 1997, as
                   amended July 15, 1999

10.8.2(1)          Office Lease between 945 Battery LLC, and MedicaLogic, dated
                   May 9, 1999

10.9(1)            Agreement to Issue Shares of Common Stock between
                   MedicaLogic and Baylor College of Medicine dated as of February 16, 1999

10.10(1) Software Deposit Agreement with Fidex Americas Corporation dated April 15, 1996

10.11(1)+          Oracle Alliance Agreement between MedicaLogic and Oracle
                   Corporation dated April 1, 1998, as amended

21.1(1)            Subsidiaries of the Registrant

23.1               Consent of KPMG LLP

24.1               Powers of Attorney (see signature page)

27.1               Financial Data Schedule

------------------------

+   Confidential treatment

(1) Previously filed and incorporated herein by reference to the Company's registration statement on Form S-1 (333-87285).

(2) Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(3) Previously filed and incorporated herein by reference to the Company's registration statement on Form S-8 (333-94751).