Form 10-Q
period 2000-03-31
MEDICALOGIC INC
filed 2000-05-15
CIK 923899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                   (MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-28285

                            ------------------------

                               MEDICALOGIC, INC.

             (Exact name of registrant as specified in its charter)

               OREGON                                      93-0890696
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                      Identification No.)

                         20500 NW EVERGREEN PARKWAY,
                           HILLSBORO, OREGON 97124
                 (Address of principal executive offices)

                                 (503) 531-7000
              (Registrant's telephone number, including area code

                            ------------------------

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 12, 2000 there were 39,931,475 shares of the Registrant's Common Stock outstanding.

                               MEDICALOGIC, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2000
                                     INDEX

                         PART I   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:                                              Number
Condensed Consolidated Balance Sheets as of March 31, 2000 and
December 31, 1999...........................................................     3

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2000 and 1999.....................................................     4

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2000 and 1999.....................................................     5

Notes to Condensed Consolidated Financial Statements........................     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................     9

ITEM 3.    Quantitative and Qualitative Disclosures About Market
           Risk.............................................................    16

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................    17

ITEM 2.    Changes in Securities and Use of Proceeds........................    18

ITEM 6.    Exhibits and Reports on Form 8-K.................................    18

Signatures..................................................................    19

Index to Exhibits...........................................................    20

                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 69,485      $110,320
  Short-term investments....................................      48,264        28,536
  Accounts receivable, net..................................       5,905         6,473
  Prepaid expenses and other current assets.................       4,381         4,515
                                                                --------      --------
    Total current assets....................................     128,035       149,844

Property and equipment, net.................................      18,101        13,087
Other assets, net...........................................       8,364         5,423
                                                                --------      --------
    Total assets............................................    $154,500      $168,354
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  3,009      $  5,638
  Accrued and other liabilities.............................       6,017         2,639
  Deferred revenue..........................................       2,756         3,269
  Long term liabilities, current portion....................       2,361         2,432
                                                                --------      --------
    Total current liabilities...............................      14,143        13,978

Long term liabilities, net of current portion...............       1,693         2,233
Deferred revenue, long-term.................................       1,627         1,627
Other long term liabilities.................................       1,247           676
                                                                --------      --------
    Total liabilities.......................................      18,710        18,514
                                                                --------      --------
Shareholders' equity:
  Common stock, no par value; 100,000,000 shares authorized;
    32,467,509 and 32,364,391 shares issued and outstanding
    at March 31, 2000 and December 31, 1999 respectively;...     230,578       229,724
  Common stock notes receivable.............................     (12,387)      (11,788)
  Deferred stock compensation...............................      (4,149)       (4,570)
  Accumulated deficit.......................................     (78,252)      (63,526)
                                                                --------      --------
    Total shareholders' equity..............................     135,790       149,840
                                                                --------      --------
    Total liabilities and shareholders' equity..............    $154,500      $168,354
                                                                ========      ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Revenues:
  Licenses, service and support.............................  $    5,356   $   2,997
  Subscription and eCommerce................................         252          --
                                                              ----------   ---------
    Total revenues..........................................       5,608       2,997

Operating expenses:
  Cost of operations........................................       4,472       1,470
  Sales and marketing.......................................       8,659       2,102
  Research and development..................................       3,759       2,113
  General and administrative................................       3,305         379
  Depreciation and amortization.............................       1,954         570
                                                              ----------   ---------
    Total operating expenses................................      22,149       6,634
                                                              ----------   ---------
    Operating loss..........................................     (16,541)     (3,637)

Other income, net...........................................       1,815         211
                                                              ----------   ---------
    Net loss................................................     (14,726)     (3,426)
Accretion of preferred stock redemption preference..........          --         (49)
                                                              ----------   ---------
    Net loss attributed to common shareholders..............  $  (14,726)  $  (3,475)
                                                              ==========   =========

Net loss per share:
  basic and diluted.........................................  $    (0.45)  $   (0.48)
                                                              ==========   =========
Weighted average shares:
  basic and diluted.........................................  32,423,637   7,286,729

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(14,726)  $(3,426)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     1,954       570
    Stock compensation and other non cash expenses..........       846       184
  Changes in assets and liabilities:
    Accounts receivable.....................................       568     2,880
    Prepaid expenses and other assets.......................       133      (109)
    Accounts payable........................................    (2,629)      270
    Accrued liabilities.....................................     3,378       997
    Deferred revenue........................................      (512)      422
                                                              --------   -------
      Net cash provided by (used in) operating activities...   (10,988)    1,788
                                                              --------   -------
Cash flows from investing activities:
  Purchases of fixed assets.................................    (6,589)     (397)
  Payments related to the purchase of businesses............    (3,345)   (2,117)
  Purchases of short-term investments.......................   (39,729)  (13,071)
  Proceeds from maturities of short-term investments........    20,000    11,767
                                                              --------   -------
      Net cash used in investing activities.................   (29,663)   (3,818)
                                                              --------   -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................       427       112
  Proceeds from issuance of notes payable...................        --       126
  Principal payments under capital lease....................      (132)      (78)
  Principal payments under note obligations.................      (479)     (135)
                                                              --------   -------
      Net cash provided by (used in) financing activities...      (184)       25
                                                              --------   -------
      Net decrease in cash and cash equivalents.............   (40,835)   (2,005)
Cash and cash equivalents at beginning of period............   110,320     4,718
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 69,485   $ 2,713
                                                              ========   =======
Summary of non-cash investing and financing activities:
Issuance of common stock for purchase of a business.........        --     3,300
Accretion of preferred stock redemption preference..........        --        49

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of MedicaLogic, Inc. ("MedicaLogic") and its wholly owned subsidiaries, have been prepared by MedicaLogic's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with MedicaLogic's audited consolidated financial statements and notes for the year ended December 31, 1999 which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and our Registration Statement on Form S-4 filed on March 13, 2000 with the Securities and Exchange Commission.

(a)  COMPANY

MedicaLogic's business is connecting physicians and patients through the Internet. The Company develops, markets and supports software that provides both the physician and patient with internet access to electronic medical records created by the physician at the point of care and facilitates communication between physicians, patients, and other medical care providers, throughout the U.S.

(b)  RECLASSIFICATIONS

Certain reclassifications, none of which affected net loss, have been made to the financial statements to conform with financial statement presentation.

(2)  PROPOSED MERGER AND ACQUISITION

On February 22, 2000 MedicaLogic Inc. and Medscape, Inc. ("Medscape") announced an agreement to merge and MedicaLogic, Inc. announced an agreement to acquire Total eMed, Inc. ("Total eMed"). Under the terms of the merger agreement, Medscape shareholders will receive 0.323 shares of MedicaLogic common stock for each share of Medscape stock and options outstanding at the effective date of the merger. Under the terms of the purchase agreement, Total eMed shareholders will receive 8 million shares of MedicaLogic common stock for all of its stock and options outstanding at the effective date of the merger. The new company, will be known initially as MedicaLogic/Medscape. The transactions are preliminarily valued at approximately $723 million for Medscape, Inc. and approximately $341 million for Total eMed for a combined total of approximately $1,064 million. The acquisitions, which will be accounted for using the purchase method of accounting, are anticipated to be completed in the second quarter of 2000. Both transactions are subject to customary closing conditions, including approval by the respective shareholders of each company, and are subject to regulatory review.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(3)  BALANCE SHEET COMPONENTS

(a)  PROPERTY AND EQUIPMENT

Property and equipment, including equipment acquired under capital leases, consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Furniture and equipment.....................................   $23,019       $16,576
Leasehold improvements......................................     1,519         1,519
                                                               -------       -------
                                                                24,538        18,095
Less accumulated depreciation and amortization..............    (6,437)       (5,008)
                                                               -------       -------
                                                               $18,101       $13,087
                                                               =======       =======

(4)  INCOME STATEMENT COMPONENTS

(a)  DEFERRED STOCK COMPENSATION

MedicaLogic recorded deferred stock compensation expense of $443 as follows:

                                                                     THREE
                                                                     MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cost of operations..........................................    $ 96     $      --
Sales and marketing.........................................     214            --
Research and development....................................      64            --
General and administrative..................................      69            --
                                                                ----     ---------
Total deferred stock compensation...........................    $443     $      --
                                                                ====     =========

Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of MedicaLogic's common stock at the time of grant. The deferred stock compensation balance at March 31, 2000 was approximately $4.1 million. The deferred stock compensation balance is being amortized over the three year vesting period of certain restricted stock and stock option grants. Amortization expense is estimated to total approximately $1.6 million in 2000, approximately $1.6 million in 2001 and approximately $0.9 million in 2002.

(5)  SUBSEQUENT EVENTS

In the second quarter of 2000 MedicaLogic, Inc. entered into an agreement to acquire certain assets and technology for $7 million in cash. This transaction will be accounted for as a purchase.

On April 4, 2000, MedQuist Transcriptions, LTD. filed a suit in the Delaware Court of Chancery, MEDQUIST TRANSCRIPTIONS, LTD. V. JOHN H. DAYANI, TOTAL EMED, INC. AND MEDICALOGIC, INC. against Dr. John H. Dayani, Total eMed, Inc. and MedicaLogic, Inc. MedQuist alleging that Total eMed misappropriated its trade secrets through Dr. Dayani, the founder of Total eMed and a former director and employee of MedQuist. This suit was related to other litigation between MedQuist and Dr. Dayani.

                               MEDICALOGIC, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

MedQuist sought to enjoin Total eMed and MedicaLogic from taking any action to consummate the MedicaLogic/Total eMed merger, and sought to enjoin MedicaLogic and Total eMed from aiding and abetting Dr. Dayani's alleged breach of his fiduciary duties and the further dissemination or misappropriation of MedQuist's trade secrets. On April 18, 2000, the court denied Medquist's motion for expedited consideration of its request for a preliminary injunction, and on May 2, 2000 this suit was voluntarily dismissed without prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Moreover, from time to time the Company and its management may issue and make forward-looking statements. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "believes", "intends" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements regarding the rate of growth and acceptance of MedicaLogic's Internet-based products and services, new products, websites and services, expected revenues from license and subscription fees for LOGICIAN and LOGICIAN INTERNET and the relative mix between license fee and subscription revenue, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. MedicaLogic wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors below, as well as the factors detailed below under "Factors That May Affect Future Results of Operations", the factors detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations" and the factors described under "Risk Factors" in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, may cause MedicaLogic's results to differ materially from those stated in the forward-looking statements. These factors include: (i) our business will be harmed if we do not achieve broad acceptance of our products and services by physicians, patients and other healthcare stakeholders; (ii) our Internet-based business model is new and unproven and may not be successfully implemented; (iii) our business will be harmed if the Medscape's and Total eMed's operations and products are not successfully integrated with MedicaLogic's operations and products after the completion of those mergers; (iv) our failure to successfully introduce new products and services or to enhance our current products and services will adversely affect our business; (v) our failure to establish and maintain strategic relationships will adversely affect our business; and (vi) we are experiencing rapid growth and our failure to manage our growth effectively will harm our business and operations.

The following discussions also should be read in conjunction with the MedicaLogic, Inc. consolidated financial statements and notes thereto for the year ended December 31, 1999 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission and on our Registration Statement on Form S-4 filed by the Company on March 13, 2000 as filed with the Securities and Exchange Commission.

OVERVIEW

MedicaLogic's ("MDLI", "we," "our" or the "Company") business is connecting physicians and patients through the Internet. For physicians, we offer a line of enterprise and recently introduced Internet-based online health record products and services for use at the point of care in the exam room, with configurations suitable for practices of all sizes. In addition to assisting physicians, our products are used by a wide range of health professionals at the point of care, such as physician assistants, medical assistants and registered nurses. MedicaLogic's consumer web site, 98point6.com, was introduced in the first quarter of 2000 and will provide, for patients, a web site allowing them to access healthcare information directly from their physician-generated medical records, enter personal medical information and communicate with their physicians. For both physicians and patients MDLI will provide healthcare content and eCommerce transaction services corresponding to information in a selectively shared database that unites physicians and patients. These additional features are being added to this system to fully enable our Internet Health Center and are currently in the pilot phase of development and are expected to be available in the second half of 2000.

Founded in 1985, MedicaLogic has been developing, marketing and supporting electronic medical records for over a decade and has products in daily use by physicians across the country. While most healthcare information systems have primarily supported financial and administrative functions, MDLI has focused exclusively on the challenge of providing clinical solutions that are used by physicians at the point of care to create and access the electronic medical record. Our technology will use the Internet to link healthcare consumers to physicians using either our LOGICIAN or LOGICIAN INTERNET electronic medical record products and services. MedicaLogic is a leading provider of electronic medical record software in the healthcare industry.

MedicaLogic receives revenues from licensing its software products both directly to end-users and indirectly through resellers. Revenue is recognized from licenses when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable, and collectibility is probable. MedicaLogic receives support revenues from customer support contracts. Customer support revenue, which consists of annual subscription fees for ongoing support of the product, including upgrades, is recognized ratably over the term of the contract, typically one year. MedicaLogic derives service revenues primarily from implementation services performed on a time-and-materials basis under separate service arrangements related to the implementation of software products. MedicaLogic recognizes service revenues as the services are performed.

As a result of the implementation of its LOGICIAN INTERNET product, with revenues recognized for monthly subscriptions, along with a transition to subscription-based pricing for its LOGICIAN enterprise products, MedicaLogic expects that its historical revenue sources, sales of software licenses and services will gradually be replaced by these subscriptions revenues. Because MedicaLogic's subscription business model is in an emerging stage, revenue and income potential from MedicaLogic's subscription products and services, is unproven. For this reason, MedicaLogic expects historical revenue sources will continue to be major contributors to overall revenues. Despite the continued importance of historical revenue sources, you should not use MedicaLogic's past results as a basis to predict its future.

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

On February 21, 2000, MedicaLogic, AQ Merger Corp., a wholly owned subsidiary of MedicaLogic, and Total eMed, Inc., entered into an Agreement of Reorganization and Merger. Pursuant to the terms of the Total eMed Merger Agreement, AQ would merge with and into Total eMed, subject to certain conditions being satisfied or waived. In connection with the Total eMed merger, MedicaLogic will issue approximately 7,450,000 shares of its common stock to Total eMed's former stockholders, and assume options to purchase approximately 550,000 shares of MedicaLogic's common stock. Pursuant to the Total eMed Merger Agreement, each share of Total eMed Common Stock would be converted into the right to receive .8070437 shares of MedicaLogic Common Stock. Also in connection with this merger, the outstanding options to purchase shares of Total eMed stock will be assumed by MedicaLogic and adjusted in accordance with the foregoing conversion ratio. Conditions to the consummation of the Total eMed Merger include the receipt of regulatory approvals and approval by the shareholders of MedicaLogic and Total eMed.

On February 21, 2000, MedicaLogic, Moneypenny Merger Corp., a wholly owned subsidiary of MedicaLogic, and Medscape, Inc. entered into an Agreement of Reorganization and Merger. Pursuant to the terms of the Medscape Merger Agreement, Moneypenny would merge with and into Medscape, subject to certain conditions being satisfied or waived. In connection with the Medscape merger, MedicaLogic will issue approximately 14,432,000 shares of its common stock to Medscape's former stockholders, and assume options to purchase approximately 4,599,000 shares of MedicaLogic's common stock. Pursuant to the Medscape Merger Agreement, each outstanding share of Medscape Common Stock would be converted into the right to receive .323 of a share of MedicaLogic Common Stock. Also in connection with this merger, the outstanding options to purchase shares of Medscape stock will be assumed by MedicaLogic and adjusted in accordance with the foregoing conversion ratio. Conditions to the consummation of the Medscape Merger include the receipt of regulatory approvals and approval by the shareholders of MedicaLogic and Medscape.

A meeting of MedicaLogic shareholders to consider proposals to approve the Total eMed and Medscape mergers is currently scheduled for May 10, 2000. Meetings of the shareholders of Total eMed and Medscape to consider proposals to approve these transactions are currently scheduled for May 10 and May 15, 2000, respectively. The transactions, which will be accounted for using the purchase method of accounting, are anticipated to be completed in the second quarter of 2000. After these transactions, we will be known as MedicaLogic/Medscape.

More information regarding these proposed transactions is included in MedicaLogic's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

In the second quarter of 2000 MedicaLogic, Inc. entered into an agreement to acquire certain assets and technology for $7 million in cash. This transaction will be accounted for as a purchase.

RESULTS OF OPERATIONS

The following table sets forth MedicaLogic's revenues, operating expenses, other income and expense and net loss as a percentage of total revenues for the three months ended March 31, 2000 and 1999.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Licenses, service and support.............................     95.5%     100.0%
  Subscription and eCommerce................................      4.5         --
                                                               ------     ------
Total revenues..............................................    100.0      100.0
                                                               ------     ------
Operating expenses:
  Cost of operations........................................     79.7       49.0
  Sales and marketing.......................................    154.4       70.1
  Research and development..................................     67.0       70.5
  General and administrative................................     58.9       12.6
  Depreciation and amortization expense.....................     34.8       19.0
                                                               ------     ------
Total operating expenses....................................    394.8      221.2
                                                               ------     ------
  Operating loss............................................   (294.8)    (121.2)
Total other income, net.....................................     32.4        7.0
                                                               ------     ------
     Net loss...............................................   (262.4)%   (114.2)%
                                                               ======     ======

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

As of March 31, 2000 nearly 12,000 clinicians were using products and services of MDLI with over 4,000 Internet users. This represents a 94% increase from the 6,200 clinicians from March 31, 1999. Patient records at March 31, 2000 increased to 9.2 million over the March 31, 1999 figure of 6.2 million.

MedicaLogic has incurred net losses each period since it began operations. The Company incurred a net loss of approximately $14.7 million and approximately $3.5 million for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, MedicaLogic had an accumulated deficit of approximately $78.3 million. MedicaLogic intends to further increase its spending on marketing and promotion, research and development and strategic relationships. As a result, MedicaLogic expects to continue incurring net losses and negative cash flows from operations through 2000.

REVENUES

Total revenues increased to over $5.6 million from approximately $3.0 million for the three months ended March 31, 2000 and 1999, respectively. Licenses, service and support revenues increased to approximately $5.4 million from approximately $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase in license revenues from 1999 primarily resulted from an increase in the number of licenses sold. This trend is not expected to continue as MedicaLogic moves to a subscription business model for LOGICIAN and LOGICIAN INTERNET, and subscription revenue becomes the primary sources of revenues. In addition, the timing and acceptance of new products or the financial conditions of key customers could negatively impact the physician adoption rate, which would have a material adverse effect on the business, operating results and financial condition of MedicaLogic.

Subscription and eCommerce revenues increased to approximately $0.3 million. This is the first quarter the Company offered subscription pricing. The subscription and eCommerce revenues in this quarter consisted of primarily from the Enterprise product line. MedicaLogic expects total subscription and eCommerce revenues to continue to grow. However, failure of or delay in the adoption of LOGICIAN INTERNET, or renewal of support contracts could have a material adverse effect on MedicaLogic's business, operating results and financial condition.

OPERATING EXPENSES

Cost of operations

Cost of operations includes the cost of licenses, service and support and the data center. The data center which supports LOGICIAN INTERNET and eCommerce revenues was previously in the development stage and as such the cost associated with the development of the data center was included in research and development expenses through December 31, 1999.

Cost of operations increased to approximately $4.5 million from approximately $1.5 million for the three months ended March 31, 2000 and 1999, respectively. Cost of operations as a percentage of revenues was approximately 80% and approximately 49% for the three months ended March 31, 2000 and 1999, respectively. The cost of operations associated with the data center was approximately $1.4 million representing approximately 25% of total revenue for the three months ended March 31, 2000. There were no costs for the data center in the period ended March 31, 1999. This cost will continue to increase as we continue to build infrastructure to support LOGICIAN INTERNET and our eCommerce business model. For the three months ended March 31, 2000 and 1999, cost of licenses, service and support revenues as a percentage of license service and support revenues remained the same. MedicaLogic does not assume this trend will continue due to the launch of new products and the uncertain mix of products sold.

SALES AND MARKETING

Sales and marketing increased to approximately $8.7 million from approximately $2.1 million for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing represented approximately 154% of total revenues and approximately 70% for the three months ended March 31, 2000. The increase in dollar amount and percentage of revenues for the three months ended March 31, 2000 and 1999, respectively, resulted primarily from costs related to additional direct and indirect workforce required to promote and launch new products of approximately $3.2 million, and an increase in trade shows, public relations and advertising of approximately $2.4 million to support these product launches. MedicaLogic believes that it will need to continue to increase its sales and marketing efforts to expand market penetration and increase acceptance of its Internet products and services.

RESEARCH AND DEVELOPMENT

Research and development increased to approximately $3.8 million from approximately $2.1 million for the three months ended March 31, 2000 and 1999, respectively. Research and development costs represented approximately 67% and approximately 71% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increases in research and development costs for the three months ended March 31, 2000 resulted primarily from the addition of development staff and contractors to develop new products and product upgrades, totaling approximately $1.5 million. MedicaLogic believes that research and development costs will continue to increase as it expands its product offerings.

GENERAL AND ADMINISTRATIVE

General and administrative increased to approximately $3.3 million from approximately $0.4 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative costs represented approximately 59% and 13% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase resulted from the addition of administrative personnel, contractors and professional of approximately $2.5 million to support the growth of MedicaLogic's business. In the period ended March 31, 1999 certain legal estimates were determined not to be required and therefore reversed. Without this change in estimate the general and administrative expense would have been about $0.7 million or approximately 24% of revenue. MedicaLogic believes that general and administrative expenses will continue to increase as it expands administrative staff and incurs expenses associated with being a public company, including annual and other public reporting costs, director and officer liability insurance, investor relations programs, professional services fees and costs to complete mergers and acquisitions.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to approximately $2.0 million from approximately $0.6 million for the three months ended March 31, 2000 and 1999, respectively. Depreciation and amortization represented approximately 35% and approximately 19% of total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase resulted from the purchase of approximately $16.9 million of additional capital equipment to support the infrastructure for our LOGICIAN, LOGICIAN INTERNET and eCommerce services during the twelve months ended March 31, 2000. This trend is expected to continue as MedicaLogic continues to build its infrastructure. Because the timing of depreciation and amortization may not match the adoption rate of our products and services, it is expected that depreciation and amortization may increase as a percentage of revenue.

OTHER INCOME, NET

Other income, net increased to approximately $1.8 million from approximately $0.2 million for the three months ended March 31, 2000 and 1999, respectively. The increase in other income is mainly attributable to an increase in interest earned on cash and cash equivalents and short term investments resulting from the issuance of stock in the Company's initial public offering. MedicaLogic expects other income to decrease in future quarters as the Company uses the proceeds from the initial public offering to finance its operations, support its growth and complete acquisitions.

PROVISION FOR INCOME TAXES

As a result of net operating losses for the three months ended March 31, 2000 and prior periods, MedicaLogic made no provision or benefit for federal or state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, MedicaLogic had cash and cash equivalents of approximately $69.5 million and short term investments of approximately $48.2 million, down a total of approximately $21.1 million from the December 31, 1999 balances of approximately $110.3 million and approximately $28.5 million respectively.

In December, 1999, MedicaLogic completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering was $104.3 million.

MedicaLogic's operating activities resulted in net cash outflows of approximately $11.0 million and a net cash inflow of approximately $1.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase in cash outflows resulted primarily from an increase in sales and marketing of $6.6 million and an increase in research and development of $1.7 million for the three months ended March 31, 2000. Cash outflows for the three months ended March 31, 2000 also increased approximately $0.5 million due to a reduction of deferred revenue. Cash inflows for the three months ended March 31, 1999 also increased approximately $2.9 million due to a reduction in accounts receivable, resulting from an improved collection effort, an increase of approximately $0.4 million in deferred revenue and an increase in accrued liabilities of approximately $1.0 million.

Investing activities resulted in net cash outflows of approximately $29.7 million and approximately $3.8 million for the three months ended March 31, 2000 and 1999, respectively. Cash outflows for the three months ended March 31, 2000 resulted from net investments of approximately $19.7 million in short term investments, purchase of fixed assets of approximately $6.6 million and cash consumed of approximately $3.3 million for services related to the merger with Medscape and the acquisition of Total eMed. MedicaLogic believes significant additional cash will be required to complete these and other transactions. Cash outflows for the three months ended March 31, 1999 resulted from net investments of approximately $1.3 million in short-term investments, approximately $0.4 million related to the purchase of fixed assets and approximately $2.1 million for the acquisition of PrimaCis.

MedicaLogic currently anticipates that it will continue to experience significant growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, increases research and development activities, develops new distribution channels, develops its infrastructure, and improves its operational and financial systems. These operating expenses will consume a material amount of MedicaLogic's cash resources. MedicaLogic believes that its existing cash and cash equivalents and short term investments, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Depending upon the market opportunity, MedicaLogic may seek additional funds to support potential merger and acquisition activities or for other purposes through public or private equity financing or from other sources. MedicaLogic may not be able to obtain adequate or favorable financing at that time. Any financing MedicaLogic obtains may dilute the ownership interest of its shareholders prior to the financing.

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

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

              FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

WHEN THE MEDSCAPE MERGER, AND TOTAL EMED ACQUISITION OCCUR WE MAY NOT SUCCESSFULLY ASSIMILATE THE ACQUIRED OPERATIONS OR PRODUCT.

We may not be successful in the assimilation of Medscape or Total eMed. We may not be successful in the assimilation of their operations, retaining key employees, and uncertainties in our ability to maintain key business relationships. Any of these events could have a material adverse effect upon our business, operating results and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

    The size and timing of customer orders;

    General economic conditions which can affect our customers' capital investment levels and the length of our sales cycle;

    The lengthy sales cycle of our product;

    Technological changes in computer systems and environments;

    Structure and timing of acquisitions of businesses, products and technologies;

    Whether we are able to develop, introduce and market new products on a timely basis;

    Changes in our or our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of future new products and product enhancements from MedicaLogic or competitors;

    The mix of our products and services sold;

    Whether we are able to meet our customers' service requirements;

    Costs associated with acquisitions;

    The terms and timing of financing activities;

    Loss of key personnel;

    Interpretation of recently introduced accounting pronouncements on software revenue recognition;

SUBSTANTIAL SALES OF OUR COMMON STOCK AFTER THE EXPIRATION OF THE LOCK UP AGREEMENTS ASSOCIATED WITH THE INITIAL PUBLIC OFFERING COULD RESULT IN A LOWER MARKET PRICE OF OUR COMMON STOCK.

Sales of substantial amounts of our common stock in the public market after expiration of the lock up agreements associated with the initial public offering, or the perception that these sales will occur, could adversely affect the market price of our common stock. At expiration of the lock up agreements, 30,959,174 shares will be eligible for sale in the public market as follows:

NUMBER OF SHARES                                    DATE
----------------                                    ----
   28,606,952           After 180 days from the effective date of the initial public offering, in some cases subject to volume limitations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The primary objective of MedicaLogic's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At March 31, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents and short-term investments, of approximately $117.7 million. We had notes payable outstanding of approximately $4.1 million at March 31, 2000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

EXCHANGE RATE SENSITIVITY

Currently all of MedicaLogic's sales and most of our expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains or losses to date. While we are conducting some transactions in foreign currencies during 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

                           PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 4, 2000, MedQuist Transcriptions, LTD. filed a suit in the Delaware Court of Chancery, MEDQUIST TRANSCRIPTIONS, LTD. V. JOHN H. DAYANI, TOTAL EMED, INC. AND MEDICALOGIC, INC. against Dr. John H. Dayani, Total eMed, Inc. and MedicaLogic, Inc. MedQuist alleging that Total eMed misappropriated its trade secrets through Dr. Dayani, the founder of Total eMed and a former director and employee of MedQuist. This suit is related to other litigation between MedQuist and Dr. Dayani.

MedQuist sought to enjoin Total eMed and MedicaLogic from taking any action to consummate the MedicaLogic/Total eMed merger, and sought to enjoin MedicaLogic and Total eMed from aiding and abetting Dr. Dayani's alleged breach of his fiduciary duties and the further dissemination or misappropriation of MedQuist's trade secrets. On April 18, 2000, the court denied Medquist's motion for expedited consideration of its request for a preliminary injunction, and on May 2, 2000 this suit was voluntarily dismissed without prejudice.

We were named as a defendant in an action filed by Epic Systems Corporation on November 18, 1999 in the United States District Court for the Western District of Wisconsin. The complaint alleged that MedicaLogic was infringing a patent relating to a method of storing and invoking phrases on a computer by entering abbreviated phrases and predetermined character strings. According to the complaint, the plaintiff was seeking to enjoin MedicaLogic from the alleged infringement and to recover damages in an unspecified amount. Epic Systems Corporation agreed to dismiss, without prejudice, the action and a Dismissal Order was entered by the court on January 26, 2000. All costs associated with this action were reflected in Medicalogic's financial statements as of December 31, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of $115,345,000, including the overallotment option. Underwriter discounts and commissions totaled $8,074,150. The Company paid an estimated total of $2,970,850 for other expenses in connection with the initial public offering. Proceeds to MedicaLogic, net of underwriting discounts, commissions and other expenses, were approximately $104,300,000. As of March 31, 2000, the entire amount of the net proceeds from the initial public offering were invested in cash equivalents and short-term investments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits listed in the accompanying Index to Exhibit on page 20 are filed as part of this report.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

The Company filed a report on Form 8-K on February 21, 2000 regarding the proposed merger with Medscape, Inc. and the proposed acquisition of Total eMed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on May 10, 2000.


                                                   MEDICALOGIC, INC.

                                 By:              /s/ FRANK J. SPINA
                                      -----------------------------------------
                                                    Frank J. Spina
                                            Senior Vice President and Chief
                                                   Financial Officer
                                      PRINCIPAL FINANCIAL OFFICER AND ACCOUNTING
                                                       OFFICER

                               INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
    2.1                 Agreement of Reorganization and Merger dated as of February
                        21, 2000 among MedicaLogic, Inc., Total eMed, Inc. and AQ
                        Merger Corp. Incorporated by reference to Exhibit 2.2 to
                        MedicaLogic's Registration Statement on Form S-4
                        (Registration No. 333-32390)*

    2.2                 Agreement of Reorganization and Merger dated as of February
                        21, 2000 among MedicaLogic, Inc., Medscape, Inc. and
                        Moneypenny Merger Corp. Incorporated by reference to Exhibit
                        2.1 to MedicaLogic's Registration Statement on Form S-4
                        (Registration No. 333-32390)*

   27.1                 Financial data schedule (EDGAR only)

* Certain exhibits to, and schedules delivered in connection with, the Total eMed Merger Agreement and Medscape Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. MedicaLogic agrees to supplementally furnish to the Commission a copy of any such exhibit or schedule upon request.