Form 10-Q
period 2000-06-30
MEDICALOGIC/MEDSCAPE INC
filed 2000-08-14
CIK 923899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                                   (MARK ONE)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER: 000-28285
                       ----------------------------------

                           MEDICALOGIC/MEDSCAPE, INC.

             (Exact name of registrant as specified in its charter)

             OREGON                                       93-0890696
 (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                             No.)

                           20500 NW EVERGREEN PARKWAY,
                             HILLSBORO, OREGON 97124
                    (Address of principal executive offices)

                                 (503) 531-7000
                         (Registrant's telephone number,
                              including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 7, 2000 there were 55,242,770 shares of the Registrant's Common Stock outstanding.

                           MEDICALOGIC/MEDSCAPE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                      INDEX

PART I FINANCIAL INFORMATION


ITEM 1.   Financial Statements:                                  Number
Condensed Consolidated Balance Sheets as of June 30, 2000
and December 31, 1999                                               3

Condensed Consolidated Statements of Operations for the three
months and six months ended June 30, 2000 and 1999                  4

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2000 and 1999                                 5

Notes to Condensed Consolidated Financial Statements                6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              17

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                        18

ITEM 2.   Changes in Securities and Use of Proceeds                19

ITEM 3.   Default Upon Senior Securities                           19

ITEM 4.   Submission of Matters to a Vote of Securities Holders    20

ITEM 5.   Other Information                                        20

ITEM 6.   Exhibits and Reports on Form 8-K                         20

Signatures                                                         22

Index to Exhibits                                                  23

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            JUNE 30,  DECEMBER 31,
                                                              2000        1999
                                                          ----------   ----------
                                                          (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                               $   38,899   $  110,320
  Short-term investments                                      61,675       28,536
  Accounts receivable, net                                    17,371        6,473
  Prepaid expenses and other current assets                   14,475        4,515
                                                          ----------   ----------
    Total current assets                                     132,420      149,844

Investments                                                   11,470           --
Property and equipment, net                                   34,734       13,087
Goodwill and intangible assets, net                          960,113        4,988
Prepaid advertising and other assets                          53,677          435
                                                           ---------   ----------
    Total assets                                          $1,192,414   $  168,354
                                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $   12,076   $    5,638
  Accrued and other liabilities                               25,892        2,639
  Deferred revenue                                             8,843        3,269
  Long-term liabilities, current portion                      12,375        2,432
                                                          ----------   ----------
    Total current liabilities                                 59,186       13,978

Long-term liabilities, net of current portion                 10,541        2,233
Deferred revenue, long-term                                    1,627        1,627
Other long-term liabilities                                      801          676
                                                          ----------   ----------
    Total liabilities                                         72,155       18,514
                                                          ----------   ----------

Shareholders' equity:
  Common stock, no par value; 150,000,000 shares
    authorized; 55,091,549 and 32,364,391 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                       $1,255,487   $  229,724
  Warrants                                                    32,818           --
  Common stock notes receivable, net                         ( 7,887)     (11,788)
  Deferred stock compensation                                 (3,037)      (4,570)
  Accumulated deficit                                       (157,122)     (63,526)
                                                          ----------   ----------
    Total shareholders' equity                             1,120,259      149,840
                                                          ----------   ----------
    Total liabilities and shareholders' equity            $1,192,414   $  168,354
                                                          ==========   ==========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                            2000        1999         2000        1999
                                       -----------  -----------  -----------  -----------
Revenues:
  Licenses, service and support        $     2,156  $     4,088  $     7,512  $     7,085
  Sponsorship and advertising                6,055           --        6,055          --
  Subscriptions and eCommerce                2,678           --        2,930          --
                                       -----------  -----------  -----------  -----------
      Total revenues                        10,889        4,088       16,497        7,085
                                       -----------  -----------  -----------  -----------
Operating expenses:
  Cost of operations                         8,692        1,748       13,164        3,277
  Sales and marketing                       15,518        2,907       24,177        5,262
  Research and development                   4,318        2,696        8,077        4,883
  General and administrative                 5,957          958        9,262        1,215
  Depreciation and amortization             43,331          322       45,285          628
  Restructuring charges                     13,906           --       13,906           --
                                       -----------  -----------  -----------  -----------
      Total operating expenses              91,722        8,631      113,871       15,265
                                       -----------  -----------  -----------  -----------
Operating loss                             (80,833)      (4,543)     (97,374)      (8,180)

  Other income, net                          1,963          206        3,778          417
                                       -----------  -----------  -----------  -----------
Net loss                               $   (78,870) $    (4,337) $   (93,596) $    (7,763)
                                       ===========  ===========  ===========  ===========
Net loss per share:
  basic and diluted                    $     (1.85) $     (0.54) $     (2.53) $     (1.02)
                                       ===========  ===========  ===========  ===========
Weighted average shares:
  basic and diluted                         42,715        7,994       37,059        7,641
                                       ===========  ===========  ===========  ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   June 30,
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
Cash flows from operating activities:
  Net loss                                                $   (93,596)  $    (7,763)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                            45,285           628
      Deferred stock compensation and
        other non-cash charges                                  3,660         2,223
      Non-cash restructuring charges                            8,892            --
  Changes in assets and liabilities, net of balances acquired:
      Accounts receivable                                      (1,733)        3,877
      Prepaid expenses and other assets                         2,298          (614)
      Accounts payable                                          1,985           733
      Accrued liabilities                                       4,474        (1,082)
      Deferred revenue                                            116          (363)
                                                          -----------   -----------

        Net cash used in operating activities                 (28,619)       (2,361)
                                                          -----------   -----------
Cash flows from investing activities:
  Purchases of fixed assets                                   (12,111)       (5,066)
  Payments related to business combinations, net
    of cash acquired                                          (16,795)       (3,152)
  Purchases of short-term investments, net                    (13,660)      (24,095)
                                                          -----------   -----------

        Net cash used in investing activities                 (42,566)      (32,313)
                                                          -----------   -----------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock                    --        34,300
  Net proceeds from issuance of common stock                      605           612
  Proceeds from issuance of notes payable                          --         5,390
  Principal payments under capital lease obligations
    and notes payable                                            (841)         (286)
                                                          -----------   -----------
          Net cash provided by (used in)
          financing activities                                   (236)       40,016
                                                          -----------   -----------
          Net increase (decrease) in cash and cash
            equivalents                                       (71,421)        5,342

Cash and cash equivalents, beginning of period                110,320         4,718
                                                          -----------   -----------
Cash and cash equivalents, end of period                  $    38,899   $    10,060
                                                          ===========   ===========

Supplemental summary of non-cash investing and financing activities:

Fair value at conversion of the outstanding common stock,
  options and warrants in conjunction with the business
  combinations with Medscape, Inc. and
  Total eMed, Inc. (Note 2).                               $1,058,492    $       --

Common stock issued for purchase of a business                     --         3,300

Accretion of preferred stock redemption preference                 --            49


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

MedicaLogic/Medscape, Inc. and its subsidiaries ("MedicaLogic/Medscape" or the "Company") focus on the timely delivery of clinical data and up-to-date knowledge to healthcare professionals and consumers, saving both time and money, and improving the healthcare experience. The Company integrates the broad reach of its authoritative web sites, www.medscape.com and cbs.healthwatch.com, with the depth of its clinical applications for online medical records. These online medical records are the digital hub for Internet and wireless connection of healthcare professionals, consumers, and other healthcare stakeholders.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated statements of operations and cash flows include the results of operations and cash flows of MedicaLogic/Medscape, Inc. and its wholly owned subsidiaries for the three months and six months ended June 30, 2000 and 1999. For subsidiaries acquired during those periods, the related results of operations and cash flows are included from the date of acquisition or merger forward.

The unaudited condensed consolidated balance sheets include the accounts of the Company as of June 30, 2000 and 1999. The unaudited condensed financial statements have been prepared by the Company's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with MedicaLogic, Inc.'s, Medscape, Inc.'s, and Total eMed, Inc.'s audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-4/A and the Annual Reports of Medicalogic, Inc. and Medscape, Inc. on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.


RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

GOODWILL AND INTANGIBLE ASSETS

Goodwill, which represents costs in excess of net tangible and intangible assets of businesses acquired, and intangible assets primarily result from acquisitions accounted for under the purchase method as described in Note 2. Amortization of goodwill and intangible assets is provided on the straight-line basis over the estimated useful lives of the assets; three to four years for goodwill, 18 months to five years for intangible assets. Intangible assets consist primarily of acquired technology, customer lists and trademarks. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. As a result of this review and the corporate restructuring described in Note 3, the Company recorded a provision in the amount of $860 during the three months ended June 30, 2000 to write down intangible assets associated with the workforces acquired in the business combinations described in Note 2.

(2) MERGER AND ACQUISITIONS

Medscape, Inc.

In May 2000, the Company completed its merger with Medscape, Inc. ("Medscape") a Delaware corporation, for approximately 14,932,000 shares of the Company's common stock and assumption of approximately 2,545,000 options and warrants in a merger transaction valued at approximately $724.2 million.

The merger with Medscape was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $637.1 million valued at $42.6688 per share, option and warrant rights converted into option and warrant rights of the Company valued at approximately $82.3 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the merger date was determined in accordance with the fair value method under FAS 123 using the following weighted-average assumptions: exercise price $12.38, volatility of 100%, expected life of 3 years, interest rate of 6.5%; and no dividends. The value of warrant rights converted at the merger date was determined using the Black-Scholes method with the following assumptions: exercise price $30.96, volatility of 100%, expected life of 6 years, interest rate of 6.5%; and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

The purchase price over the fair value of net tangible and intangible assets of Medscape (goodwill), which amounted to approximately $597.2 million, will be amortized over three years. The results of operations and cash flows of Medscape have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

Total eMed, Inc.

In May 2000, the Company completed its acquisition of Total eMed, Inc. ("Total eMed") a Delaware corporation, for approximately 7,450,000 shares of the Company's common stock and assumption of approximately 550,000 options in a transaction valued at approximately $343.8 million.

The acquisition of Total eMed was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $317.9 million valued at $42.6688 per share, option rights converted into option rights of Company common stock valued at approximately $21.2 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the acquisition date was determined in accordance with the fair value method under FAS 123 using the following weighted-average assumptions: exercise price $6.45, volatility of 100%, expected life of 3 years, interest rate of 6.5%; and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

The purchase price over the fair value of net tangible and intangible assets of Total eMed (goodwill), which amounted to approximately $326.8 million, will be amortized over four years. The results of operations and cash flows of Total eMed have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

Other Investments

In April 2000, the Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc., a California corporation, for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

In June 2000, the Company acquired an interest in Lifechart.com, Inc. for approximately $8.3 million in cash representing an approximate 10% ownership in connection with establishing a joint development, sales and marketing agreement. The investment was accounted for using the cost method.

Pro Forma Financial Information

The following unaudited pro forma financial information combines the results of operations of the Company, Medscape and Total eMed assuming the respective merger and acquisition were consummated at the beginning of the periods presented. The other investments referred to above were not material and are not included in the pro forma results below. The pro forma results are not necessarily indicative of what would have occurred if the merger and acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                       ------------------------
                                          2000         1999
                                       -----------  -----------
Revenues                               $    26,788  $    13,574

Net loss                               $  (281,960) $  (178,730)

Net loss per share:
  basic and diluted                    $     (5.23) $     (5.95)

The above pro forma net loss amounts for the six months ended June 30, 2000 and 1999 have been adjusted to include the amortization of goodwill and other intangibles related to the Medscape merger and Total eMed acquisition for each period.

(3)RESTRUCTURING CHARGES

Restructuring charges relate to the consolidation of duplicate functions and activities primarily as a result of the merger and acquisition described in Note
2. These actions resulted in a reduction of approximately 10% of the Company's workforce, a reduction in total facilities, and impairment of certain assets.

Restructuring charges are primarily comprised of costs associated with severance packages, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges amounted to approximately $13.9 million for the three months and six months ended June 30, 2000. At June 30, 2000, approximately $3.6 million relating to these programs was included in current liabilities.

As of June 30, 2000, the following amounts were recorded:

                                       THREE MONTHS ENDED
                                          June 30, 2000
                                  -------------------------------
                                                                     Accrual at
                                  Accruals   Write-offs/Payments    June 30, 2000
                                  --------   --------------------  ---------------
Employee severance and related
     expenses                     $  8,319   $      5,283          $      3,036
Impairment of technology and
     intangible assets               3,108          3,108                    --
Abandonment and impairment of
     of facilities and property
     and equipment                   2,479          1,934                   545
                                  --------   --------------------  ---------------
                                  $ 13,906   $     10,325          $      3,581
                                  ========   ====================  ===============

The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(4) BALANCE SHEET COMPONENTS

Prepaid Advertising

As a result of the Company's merger with Medscape (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape's agreements with CBS Corporation ("CBS") which commenced on September 3, 1999. These assets primarily consist of prepaid advertising with a discounted, tax effected fair value of approximately $64.8 million, based on an independent appraisal, and are included in prepaid advertising and other assets net of the current portion expected to be recognized during the next year. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of the remaining balance of advertising and promotion in the United States for the Company's consumer and professional web sites and other products and services. At June 30, 2000, the Company is entitled to receive approximately $127 million of additional advertising and promotion from CBS under this agreement. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

The approximately $64.8 million related to the advertising services to be provided by CBS will be expensed as used over the life of the agreement. Included in sales and marketing during the three months and six months ended June 30, 2000 was approximately $1.5 million of expense related to the utilization of advertising and promotion services under these agreements.

WARRANTS

As a result of the Company's merger with Medscape in May 2000 (Note 2), outstanding warrants to purchase shares of Medscape common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At June 30, 2000, 905,794 warrants to purchase Company common stock were exercisable at $30.96 per share. The warrants were issued in connection with an agreement with America Online, Inc., under which AOL has agreed to promote the Company's co-branded web sites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City.


(5) INCOME STATEMENT COMPONENTS

DEFERRED STOCK COMPENSATION

The Company recognized deferred stock compensation expense as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 June 30,               June 30,
                                           -------------------   ---------------------
                                             2000       1999       2000         1999
                                           --------   ---------   --------    --------
        Cost of operations                 $     87   $      --   $    183    $     --
        Sales and marketing                      97          --        311          --
        Research and development                118          --        182          --
        General and administrative               60          --        129          --
                                           --------   ---------   ---------   --------
        Total deferred stock compensation  $    362   $      --   $    805    $     --
                                           ========   =========   =========   ========

Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of the Company's common stock at the date of grant. The deferred stock compensation balance at June 30, 2000 was $3.0 million and is being amortized over the three year vesting period. Amortization expense is estimated to total $1.4 million in 2000, $1.2 million in 2001 and $0.4 million in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Moreover, from time to time the Company and its management may issue and make forward-looking statements. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "believes", "intends" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements regarding the rate of growth and acceptance of MedicaLogic/Medscape's Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, transcription services, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. MedicaLogic/Medscape wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors below, as well as the factors detailed below under "Factors That May Affect Future Results of Operations", the factors detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations" and the factors described under "Risk Factors" in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, may cause MedicaLogic/Medscape's results to differ materially from those stated in the forward-looking statements. These factors include: (i) our business will be harmed if we do not achieve broad acceptance of our products and services by physicians, patients, medical care providers and other healthcare stakeholders; (ii) our Internet-based business model is new and unproven and may not be successfully implemented; (iii) our business will be harmed if Medscape's and Total eMed's operations and products are not successfully integrated with MedicaLogic/Medscape's operations and products; (iv) our failure to successfully introduce new products and services or to enhance our current products and services will adversely affect our business; (v) our failure to establish and maintain strategic relationships will adversely affect our business; and (vi) we are experiencing rapid growth and our failure to manage our growth effectively will harm our business and operations.

The following discussions also should be read in conjunction with MedicaLogic, Inc.'s, Medscape, Inc.'s, and Total eMed, Inc.'s audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-4/A and the Annual Reports of Medicalogic, Inc. and Medscape, Inc. on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

The business of MedicaLogic/Medscape, Inc. ("we", "our" or "the Company") is to deliver "health information that matters" to health professionals and consumers, with the goal of saving time and money, and improving the healthcare experience. We provide health information ranging from journalistic content including medical news, articles, and conference summaries, to highly specific data such as individual digital medical records. The Company combines this information to facilitate improved decision making by physicians and patients at the point of care. The Company provides to healthcare providers and consumers an array of offerings that range from the simplest to adopt - browsing a website or downloading pages to a handheld or wireless device - to the deepest applications, including a comprehensive, paperless, digital medical record system. The Company's strategy is to engage as many end users as possible with its broad reaching services, then to move customers toward deeper applications, in manageable steps of complexity and functionality. The web-based transcription offering is an example of how the Company is providing such steps that minimize the behavioral change required of physicians while moving them toward the fully digital medical record.

We have been developing, marketing and supporting electronic medical records for over a decade with products in daily use by physicians throughout the United States. While most healthcare information systems have primarily supported financial and administrative functions, we have focused on the challenge of providing clinical solutions for physicians, patients and medical care providers. Our technology uses both the Internet and wireless technology to link medical care providers and consumers to physicians using our many offerings. The Company is a leading provider of electronic medical record software in the healthcare industry. We also provide physicians with Internet based transcription services, via voice capture by either telephone or handheld devices, returning finished notes through the Internet. In addition, we provide web-based healthcare information that assists both physicians and patients, services to facilitate connectivity, transactions, information and communications between physicians, patients and medical care providers.

The Company recently completed its merger with Medscape, Inc. and its acquisition of Total eMed, described below, and changed its name from MedicaLogic, Inc. to MedicaLogic/Medscape, Inc. In our efforts to combine and integrate these companies, we took significant steps to properly size the business and focus our efforts on key success factors. This led to the consolidation of duplicate functions and activities and resulted in a reduction of approximately 10% of the Company's workforce, a reduction in total facilities, and impairment of certain assets. The estimated cost savings to be realized from this reorganization is estimated to be greater than $20 million on an annual basis. The Company expects full implementation of the workforce reductions within 90 days, with the realization of cost benefits in the second half of 2000.

STRATEGIC ACQUISITIONS

During May 2000, the Company acquired all the outstanding capital stock of Medscape, Inc. ("Medscape") and Total eMed, Inc. ("Total eMed") in transactions accounted for using the purchase method. The Company issued approximately 14,932,000 and 7,450,000 shares of the Company's common stock in the transactions with Medscape and Total eMed, respectively. The total purchase price, including acquisition related charges and the estimated fair value of converted warrants and options, was approximately $1,068 million, and resulted in a total of approximately $924 million of goodwill. The results of operations and cash flows of all acquisitions during the period have been included in the Company's condensed consolidated financial statements from the respective dates of acquisition forward.

OTHER INVESTMENTS

In April 2000, the Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc. for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

In June 2000, the Company acquired an interest in Lifechart.com, Inc. for approximately $8.3 million in cash representing an approximate 10% ownership in connection with establishing a joint development, sales and marketing agreement. The investment was accounted for using the cost method.

RESULTS OF OPERATIONS

The following table sets forth the Company's revenues, operating expenses, other income and expense, and net loss as a percentage of total revenues for the three and six months ended June 30, 2000 and 1999.


                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                        ------------------   -----------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  -------
Revenues:
  Licenses, service and support            19.8%     100.0%      45.5%   100.0%
  Sponsorship and advertising              55.6         --       36.7       --
  Subscriptions and eCommerce              24.6         --       17.8       --
                                        --------  --------   --------  -------
Total revenues                            100.0      100.0      100.0    100.0
                                        --------  --------   --------  -------
Operating expenses:
  Cost of operations                       79.8       42.8       79.8     46.3
  Sales and marketing                     142.5       71.1      146.6     74.3
  Research and development                 39.7       65.9       49.0     68.9
  General and administrative               54.7       23.4       56.1     17.1
  Depreciation and amortization           397.9        7.9      274.5      8.9
  Restructuring charges                   127.7         --       84.3       --
                                        --------  --------   --------  -------
Total operating expenses                  842.3      211.1      690.3    215.5
                                        --------  --------   --------  -------
  Operating loss                         (742.3)    (111.1)   (590.3)   (115.5)



Total other income, net                    18.0        5.0      22.9       5.9
                                        --------  ---------  --------  -------
    Net loss                             (724.3)%   (106.1)%  (567.4)%  (109.6)%
                                        ========  =========  ========  =======

KEY METRICS

Adoption of the Company's offerings continues to grow as demonstrated by an increase in clinician users of online health record applications to 19,600, compared with 12,000 at the end of the previous quarter, a 63% increase in three months. Of this total, 10,700 were using the Company's Internet and handheld (wireless) products, and 30% of these users were paying subscribers. The total number of patient records in all of the Company's systems approached 13.4 million on June 30, 2000, compared with 9.2 million on March 31, 2000, an increase of 46% for the three months ended June 30, 2000.

Similar continued growth was evident in the metrics for the medscape.com professional site as registered physician users exceeded 440,000, an increase of 90,000, or 26%, for the three months ended June 30, 2000. Nonphysician clinician users reached 1.2 million, growing by 200,000, or 20%. Total consumer growth exceeded 6%, or 50,000, for the quarter, as consumer membership reached 850,000.

THREE MONTHS ENDED JUNE 30, 2000

The Company incurred a net loss of approximately $78.9 million and $4.3 million for the three months ended June 30, 2000 and 1999, respectively. This net loss increased primarily from the amortization of approximately $40.6 million of goodwill and intangible assets and subsequent restructuring charges of approximately $13.9 million related to the merger with Medscape and the acquisition of Total eMed. As of June 30, 2000, MedicaLogic/Medscape had an accumulated deficit of approximately $157.1 million. The Company expects the third quarter net loss to increase primarily due to the inclusion of non-cash amortization expense for the full quarter, increasing from approximately $40.6 million to approximately $83.2 million, and the inclusion of a full quarter of operating results from companies acquired during the second quarter.

REVENUES

The Company generates revenues from three sources: licenses, service and support; sponsorship and advertising; and subscriptions and eCommerce. Licenses, service and support includes fees charged for product license and related installation services and support contracts primarily related to digital medical record applications. Sponsorship and advertising is comprised of fees and revenue from other healthcare entities, primarily pharmaceutical companies, who wish to reach the Company's customers as they access and utilize our online continuing professional education and detailed content offerings. Subscriptions and eCommerce includes monthly subscription fees for digital medical record applications, our Internet based and wireless technologies, transcription services, and electronic commerce.

Total revenues increased to approximately $10.9 million from approximately $4.1 million for the three months ended June 30, 2000 and 1999, respectively. Of this increase, approximately $8.7 million relates to increased revenue from new product offerings and acquired businesses. This increase was partially offset by a decrease of approximately $1.9 million in revenue from licenses, service and support revenues as expected as the Company moved to subscription and application service provider (ASP) models for more of its product offerings.

Sponsorship and advertising revenue increased to approximately $6.1 million and was a new revenue source for the Company during the quarter. This revenue is derived from a variety of sources including advertising, sponsorship of online medical conferences, and certain continuing professional education activities. Sponsorship and advertising revenue is expected to continue to be a significant source of revenue for the Company but will be subject to seasonal variations during the summer months.

Subscription and eCommerce revenues increased to approximately $2.7 million. The Company began recognizing subscription revenue in the first quarter of 2000. The Company expects total subscription and eCommerce revenues will continue to grow as we focus on alternative pricing programs for our wireless, transcription, and digital medical record applications and also due to the inclusion of revenues from acquired companies for entire periods.

OPERATING EXPENSES

COST OF OPERATIONS. Cost of operations is comprised of our data centers, certain licensing and editorial development costs, and cost of transcriptionists. Cost of operations as a percentage of revenues was approximately 80% and 43% for the three months ended June 30, 2000 and 1999, respectively. Cost of operations increased to approximately $8.7 million from $1.7 million for the three months ended June 30, 2000 and 1999, respectively, primarily due to additional data center sites, capacity, and the addition of editorial costs for sponsorship and advertising activities from companies acquired during the period. During the next quarter, we expect these costs to be nearly 50% higher as it will include the full quarter of operating expenses from acquired companies coupled with anticipated revenue growth.

SALES AND MARKETING. Sales and marketing expense represented approximately 143% and 71% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Sales and marketing increased to approximately $15.5 million from $2.9 million for the three months ended June 30, 2000 and 1999, respectively, and included non-cash costs related primarily to the CBS advertising and promotion agreement of approximately $1.5 million. The increase in sales and marketing resulted primarily from the addition of costs from companies acquired during the quarter, and increased expenditures due to the expansion of the Company's products and services. During the next quarter, we expect these costs to increase by approximately 30% as it will include the full quarter of operations of acquired companies coupled with increased sales expenditures due to anticipated revenue growth.

RESEARCH AND DEVELOPMENT. Research and development costs represented approximately 40% and 66% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The decrease of research and development as a percentage of revenue is primarily related to the greater growth in revenue from acquired companies. Research and development increased to approximately $4.3 million from $2.7 million for the three months ended June 30, 2000 and 1999, respectively, primarily due to the addition of development staff for the development of our internet and wireless offerings. In addition, during the third quarter we expect to incur nonrecurring charges of approximately $0.6 million, primarily related to transitioning certain development efforts to new engineering teams, bringing third quarter development costs to approximately $6.0 million.

GENERAL AND ADMINISTRATIVE. General and administrative costs represented approximately 55% and 23% of total revenues for the three months ended June 30, 2000 and 1999, respectively. General and administrative costs increased to approximately $6.0 million from $1.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase resulted from the addition of administrative personnel, contractors and professional services to support the growth of the Company's business, added costs related to being a public company, and the additional costs from acquired companies. Due to the restructuring efforts undertaken recently, these costs are expected to decline by up to 10% in the third quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represented approximately 398% and 8% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Depreciation and amortization increased to $43.3 million from $0.3 million for the three months ended June 30, 2000 and 1999, respectively. The increases resulted almost entirely from the Company's merger and acquisitions during the quarter, which resulted in increased amortization of approximately $40.2 million. Depreciation and amortization is expected to be approximately $90 million in future quarters due primarily to the inclusion of the full quarter of amortization of intangible assets.

OTHER INCOME. Other income increased to approximately $2.0 million from $0.2 million for the three months ended June 30, 2000 and 1999, respectively. The increase in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments resulting from the issuance of stock in the Company's initial public offering. The Company expects other income to decrease in future quarters as the proceeds from the initial public offering are used primarily to finance its operations and support its growth.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company incurred a net loss of approximately $93.6 million and $7.8 million for the six months ended June 30, 2000 and 1999, respectively. This net loss increased primarily from the amortization of approximately $40.9 million of goodwill and intangible assets and subsequent restructuring charges of approximately $13.9 million related to the merger with Medscape and the acquisition of Total eMed. As of June 30, 2000, MedicaLogic/Medscape had an accumulated deficit of approximately $157.1 million. MedicaLogic/Medscape expects that it will continue to see increasing net losses as the Company completes its first full quarter of operations as a combined company due to the increased amortization of goodwill and intangible assets acquired in the merger with Medscape and the acquisition of Total eMed.

REVENUES

Total revenues increased to approximately $16.5 million from approximately $7.1 million for the six months ended June 30, 2000 and 1999, respectively. Of this increase, approximately $9.0 million relates to increased revenue from new product offerings and acquired businesses. This increase was partially offset by a decrease of approximately $0.4 million in revenue from licenses, service and support revenues as expected as the Company moved to subscription and ASP models for more of its product offerings.

Sponsorship and advertising revenue increased to approximately $6.1 million and was a new revenue source for the Company during the quarter. This revenue is derived from a variety of sources including advertising, sponsorship of online medical conferences, and certain continuing professional education activities. Sponsorship and advertising revenue is expected to continue to be a significant source of revenue for the Company but will be subject to seasonal variations in the summer months.

Subscription and eCommerce revenues increased to approximately $2.9 million. The Company began recognizing subscription revenue in the first quarter of 2000. The Company expects total subscription and eCommerce revenues to continue to grow as we focus on alternative pricing programs for our wireless, transcription, and digital medical record applications and also due to the inclusion of revenues from acquired companies for entire periods.

EXPENSES

COST OF OPERATIONS. Cost of operations is comprised of our data centers, certain licensing and editorial development costs, and cost of transcriptionists. Cost of operations as a percentage of revenues was approximately 80% and 46% for the six months ended June 30, 2000 and 1999, respectively. Cost of operations increased to approximately $13.2 million from $3.3 million for the six months ended June 30, 2000 and 1999, respectively, primarily due to additional data center sites, capacity, and the addition of editorial costs for sponsorship and advertising activities from companies acquired during the period. During the remainder of the year, we expect these costs to be substantially higher as it will include the full period of operating expenses from acquired companies coupled with anticipated revenue growth.

SALES AND MARKETING. Sales and marketing expense represented approximately 147% and 74% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing increased to approximately $24.2 million from $5.3 million for the six months ended June 30, 2000 and 1999, respectively, and included non-cash costs related primarily to the CBS advertising and promotion agreement of approximately $1.5 million. The increase in sales and marketing resulted primarily from the addition of costs from companies acquired during the quarter, and increased expenditures due to the expansion of the Company's products and services. During the next period, we expect these costs to be substantially higher as it will include the full period of operations of acquired companies coupled with increased sales expenditures due to anticipated revenue growth.

RESEARCH AND DEVELOPMENT. Research and development costs represented approximately 49% and 69% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease of research and development as a percentage of revenue is primarily related to the greater growth in revenue from acquired companies. Research and development increased to approximately $8.1 million from $4.9 million for the six months ended June 30, 2000 and 1999, respectively, primarily due to the addition of development staff for the development of our internet and wireless offerings. In addition, during the third quarter we expect to incur nonrecurring charges of approximately $0.6 million, primarily related to transitioning certain development efforts to new engineering teams.

GENERAL AND ADMINISTRATIVE. General and administrative costs represented approximately 56% and 17% of total revenues for the six months ended June 30, 2000 and 1999, respectively. General and administrative costs increased to approximately $9.3 million from $1.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase resulted from the addition of administrative personnel, contractors and professional service to support the growth of the Company's business, added costs related to being a public company, and the additional costs from acquired companies. Due to the restructuring efforts undertaken recently, general and administrative costs are expected to decline by up to 10% in the third quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization represented approximately 275% and 9% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Depreciation and amortization increased to $45.3 million from $0.6 million for the six months ended June 30, 2000 and 1999, respectively. The increases resulted almost entirely from the Company's merger and acquisitions in May 2000. Depreciation and amortization is expected to be approximately $90 million in future quarters or approximately $180 million during the remainder of the year due primarily to the inclusion of the full period's amortization.

OTHER INCOME. Other income increased to approximately $3.8 million from $0.4 million for the six months ended June 30, 2000 and 1999, respectively. The increase in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments resulting from the issuance of stock in the Company's initial public offering. The Company expects other income to decrease in future quarters as the proceeds from the initial public offering are used primarily to finance its operations and support its growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents net loss before non-cash and restructuring charges:


                                                  3 Months Ended           6 Months Ended
                                                      June 30,              June 30,
                                               -------------------   -------------------
                                                  2000       1999       2000       1999
                                               --------    -------   --------    -------
Net loss                                       $(78,870)   $(4,337)  $(93,596)   $(7,763)

Restructuring charges                            13,906         --     13,906         --
                                               --------    -------   --------    -------

  Net loss before restructuring charges         (64,964)    (4,337)   (79,690)    (7,763)

Depreciation and amortization                    43,331        322     45,285        628
                                               --------    -------   --------    -------
  Net loss before restructuring, depreciation
    and amortization charges                    (21,633)    (4,015)   (34,405)    (7,135)

Other non-cash charges                            2,814      2,039      3,660      2,223
                                               --------    -------   --------    -------
  Net loss before non-cash and restructuring
    charges                                    $(18,819)   $(1,976)  $(30,745)   $(4,912)
                                               =========   ========  ========    =======

Net loss before non-cash and restructuring charges, as calculated above, consists of net loss before restructuring charges, depreciation and amortization, and other non-cash charges. The Company's management believes net loss before non-cash and restructuring charges to be an important indicator of the operational strength and performance for the Company, including the ability to provide cash flows to fund operations and other expenditures as required. This indicator, however, should not be considered an alternative to operating or net income (loss) as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. This definition of net loss before non-cash and restructuring charges may not be comparable to similarly titled measures reported by other companies.

As of June 30, 2000, the Company had cash and cash equivalents of approximately $38.9 million and short term investments of approximately $61.7 million, down a total of approximately $38.3 million from the December 31, 1999 balances of approximately $110.3 million and $28.5 million respectively.

In December, 1999, the Company completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering were approximately $104.3 million. In addition, in May 1999, the Company closed a round of private funding raising approximately $34.8 million.

The Company's operating activities resulted in net cash outflows of approximately $28.6 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. Net loss before non-cash and restructuring charges, as calculated above, increased approximately $25.8 million primarily from the inclusion of operating expenses of acquired companies and increased expenditures due to the expansion of the Company's product and service offerings for the six months ended June 30, 2000. Cash outflows were partially offset for the six months ended June 30, 2000 by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets, net of assets acquired in mergers and acquisitions during the period.

Investing activities resulted in net cash outflows of approximately $42.6 million and $32.3 million for the six months ended June 30, 2000 and 1999, respectively. Cash outflows for the six months ended June 30, 2000 resulted primarily from purchases of fixed assets of approximately $12.1 million and payments for business combinations, net of cash acquired of approximately $16.8 million. Cash outflows for the six months ended June 30, 1999 resulted from net investments of approximately $24.1 million in short-term investments, $5.1 million related to the purchase of fixed assets and $3.2 million for the acquisition of PrimaCis.

The Company currently anticipates that it will continue to experience growth in its operating expenses as it expands the penetration of its products and services, increasing operating, sales and marketing costs, expands research and development efforts, and improves operational infrastructure. These operating expenses will consume a material amount of the Company's cash resources. The Company believes that savings to be realized from the reorganization coupled with expected revenue growth in future quarters will allow the Company to achieve positive cash flows during the second half of 2001. Our ability to execute on this portion of our business plan depends on numerous factors including our ability to achieve the planned revenue growth from our existing and new offerings, to realize the anticipated operating efficiencies from the recent restructuring, and to efficiently manage and control our operating expenditure rates. Depending upon the market opportunity, the Company may, from time to time, seek additional funds to support potential merger and acquisition activities or for other purposes through public or private equity financing or from other sources.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. Statement No. 137 defers the effective date of Statement No. 133 for one year. Statement No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue principles comply with SAB 101.

In January 2000, the Emerging Issues Task Force ("EITF") of the FASB reached consensus on Issue 99-17 "Accounting for Advertising Barter Transactions" barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The Company does not believe that the adoption of EITF 99-17 will have a material impact on its financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock options awards to add a reload feature are effective for awards modified after January 12, 2000. We do not expect that this statement will have a significant impact on our financial condition or results of operations.

In March 2000, the EITF of the FASB reached consensus on Issue 00-2 "Accounting for Website development Costs" ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The Company is currently evaluating the adoption of EITF 00-2 and its potential impact on its financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The primary objective of MedicaLogic/Medscape's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At June 30, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents and short-term investments, of approximately $100.6 million. We had notes payable outstanding of approximately $2.6 million at June 30, 2000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

EXCHANGE RATE SENSITIVITY

Currently all of the Company's sales and most of our expenses are denominated in U.S. dollars and as a result we have experienced no significant foreign exchange gains or losses to date. While we are conducting some transactions in foreign currencies during 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio, Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc., against Network Health Services, Inc., predecessor to Total eMed. In November of 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff filed an amended complaint on June 1, 2000 that alleges breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleges that Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop
Network Health Service's business concepts and customer base. The complaint also alleges that Network Health Services committed other actionable offenses as described above. A scheduling order has been entered in this case setting it for trial in November 2001. The case is presently in the discovery phase. The Company does not believe that it interfered in any way with the plaintiff's economic relationships and it intends to defend itself vigorously.

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

We provide data for use by physicians, consumers and other healthcare stakeholders. We may obtain this obtain this information from our physician customers, strategic partners, other third parties or from the aggregation of patient health records. We obtain individual consent for our use of this data where we believe it is required by applicable law or regulation. Claims for injuries related to the use of this data may be made in the future, and we may not be able to insure adequately against these claims. A claim brought against us that is uninsured or under-insured could lead to material damages against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 11, 2000 we issued approximately 7,450,000 shares of our common stock as consideration for the acquisition of Total eMed, Inc., valued at approximately $317.9 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options to purchase approximately 550,000 shares of the Company's common stock in replacement of the Total eMed options held primarily by Total eMed's employees, who joined the Company after the closing of the acquisition, valued at approximately $21.2 million.

On May 19, 2000 we issued approximately 14,932,000 shares of our common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of our common stock valued at approximately $82.3 million in replacement of the Medscape options held primarily by Medscape's employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of approximately $115.3 million, including the overallotment option. Underwriter discounts and commissions totaled approximately $8.1. The Company paid an estimated total of approximately $3.0 million for other expenses in connection with the initial public offering. Proceeds to MedicaLogic/Medscape, net of underwriting discounts, commissions and other expenses, were approximately $104.3 million. As of June 30, 2000, of the net proceeds from the initial public offering of approximately $16.8 million were used to complete mergers and acquisitions, approximately $28.6 million were used for general operating expense and approximately $13.7 million was invested in short-term investments.




ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its annual meeting of shareholders on May 9,2000. At such meeting the following actions were voted upon:

1. Approval of the amendment to the Company's 1999 Stock Incentive Plan to increase the total number of shares of Company common stock reserved for issuance under such plan from 2,000,000 to 8,000,000 shares:

                  FOR               AGAINST               ABSTAIN
                  17,231,997        2,370,837             213,678


2. Approval of the amendment of the Company's 1999 Employee Stock Purchase Plan to increase the total number of shares of Company common stock reserved for issuance under such plan from 1,000,000 to 2,500,000 shares:

                  FOR               AGAINST               ABSTAIN
                  17,762,549        2,046,170             7,793


3.   Election of Directors:

     Class I                        Class II              Class III
     Bruce M. Fried                 Esther Dyson          Fredric G. Reynolds
     C. Martin Harris               Richard D. Rehm
     Mark K. Leavitt
     Paul T. Sheils

                  FOR ALL NOMINEES                        WITHHOLD AUTHORITY
                  21,825,283                              71,547

The Company held a special meeting on May 10, 2000, in connection with our merger with Medscape, Inc. and our acquisition of Total eMed, Inc. The meeting was adjourned on May 10, 2000 and continued on May 15, 2000. We submitted the following matters to a vote of our shareholders through a proxy solicitation:

1. Approval of the issuance of common stock of MedicaLogic under the Agreement of Reorganization and Merger, dated as of February 21, 2000, among MedicaLogic, Inc., Medscape and Moneypenny Merger Corp.:

                  FOR               AGAINST               ABSTAIN
                  21,053,065        193,708               1,031,845

2. Approval of the issuance of common stock of MedicaLogic under the terms of the Agreement of Reorganization and Merger, dated as of February 21, 2000, among MedicaLogic, Inc., Total eMed, Inc. and AQ Merger Corp.:

                  FOR               AGAINST               ABSTAIN
                  18,713,769        123,251               1,039,265

3. Approval of an amendment to MedicaLogic's 1999 restated articles of incorporation to change its corporate name to "MedicaLogic/Medscape, Inc." subject to approval of the MedicaLogic/Medscape merger:

                  FOR               AGAINST               ABSTAIN
                  21,015,477        259,529               1,003,612


ITEM 5.   OTHER INFORMATION

Paul T. Sheils resigned as an officer and member of the Board of Directors of the Company on June 30, 2000. On August 3, 2000, the Board of Directors of the Company nominated and approved George D. Lundberg, M.D. to succeed Mr. Sheils as a member of the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the accompanying Index to Exhibit on page 23 are filed as part of this report.

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K, dated April 4, 2000, with respect to a suit filed on April 4, 2000 by MedQuist Transcriptions, LTD. in the Delaware Court of Chancery, MEDQUIST TRANSCRIPTIONS, LTD. v. JOHN H. DAYANI, TOTAL EMED, INC. and MEDICALOGIC, INC., against Dr. John H. Dayani, Total eMed, Inc. and MedicaLogic, Inc.

The Company filed a report on Form 8-K, dated May 11, 2000, announcing the completion of the merger with Medscape under the terms of the Agreement of Reorganization and Merger dated February 21, 2000, and the completion of the acquisition of Total eMed under the terms of the Agreement of Reorganization and merger dated February 21, 2000, and that on May 19, 2000, the Company changed its name to "MedicaLogic/Medscape, Inc."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on August 14, 2000.

                                            MEDICALOGIC/MEDSCAPE, INC.

                                      By       /s/ FRANK J. SPINA
                                   ------------------------------------
                                               Frank J. Spina
                                      Executive Vice President and Chief
                                            Financial Officer
                                    PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER

                                INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
-----------     -----------

2.1(1)          Agreement of Reorganization and Merger dated as of February 21, 2000 among
                MedicaLogic, Inc., Medscape, Inc. and Moneypenny Merger Corp.

2.2(1)          Agreement of Reorganization and Merger dated as of February 21,
                2000 among MedicaLogic, Inc., Total eMed, Inc. and AQ Merger
                Corp.

3.1.1(2)        Articles of Amendment to the 1999 Restated Articles of
                Incorporation dated May 19, 2000.

3.2.1(2)        Restated Bylaws, as amended on May 19, 2000.

4.2.1           Specimen of common stock certificate.

10.4.1          1999 Stock Incentive Plan, as amended on May 9, 2000.

10.12           2000 Amended and Restated Investor Rights Agreement.

27.1            Financial data schedule (EDGAR only)

(1) Previously filed and incorporated herein by reference to the Company's registration statement on Form S-4, filed on April 4,2000 (Registration
         No. 333-32390).

(2)      Previously filed and incorporated herein by reference to the Company's
         Current Report on Form 8-K, dated May 11, 2000 (Registration No.
         333-28285).