Form 10-Q
period 2000-09-30
MEDICALOGIC/MEDSCAPE INC
filed 2000-10-27
CIK 923899

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-28285

                            ------------------------

                           MEDICALOGIC/MEDSCAPE, INC.

             (Exact name of registrant as specified in its charter)

                OREGON                                      93-0890696
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                            20500 NW EVERGREEN PARKWAY
                              HILLSBORO, OREGON 97124
                     (Address of principal executive offices)

                                 (503) 531-7000
              (Registrant's telephone number, including area code)

    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 23, 2000 there were 55,602,056 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MEDICALOGIC/MEDSCAPE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                        NUMBER
                                                                       --------
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2000 and         3
December 31, 1999....................................................

Condensed Consolidated Statements of Operations for the three months       4
and nine months ended September 30, 2000 and 1999....................

Condensed Consolidated Statements of Cash Flows for the nine months        5
ended September 30, 2000 and 1999....................................

Notes to Condensed Consolidated Financial Statements.................      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition      11
           and Results of Operations.................................

ITEM 3.  Quantitative and Qualitative Disclosures About Market            19
           Risk......................................................

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     20

ITEM 2.  Changes in Securities and Use of Proceeds...................     20

ITEM 3.  Default Upon Senior Securities..............................     21

ITEM 4.  Submission of Matters to a Vote of Securities Holders.......     21

ITEM 5.  Other Information...........................................     21

ITEM 6.  Exhibits and Reports on Form 8-K............................     21

Signatures...........................................................     22

Index to Exhibits....................................................     23

                         PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $   33,937       $110,320
  Short-term investments....................................        29,707         28,536
  Accounts receivable, net..................................        17,798          6,473
  Prepaid expenses and other current assets.................        13,545          4,515
                                                                ----------       --------
    Total current assets....................................        94,987        149,844
Investments.................................................        11,470             --
Property and equipment, net.................................        36,715         13,087
Goodwill and intangible assets, net.........................       876,882          4,988
Prepaid advertising and other assets........................        52,261            435
                                                                ----------       --------
    Total assets............................................    $1,072,315       $168,354
                                                                ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   10,791       $  5,638
  Accrued and other liabilities.............................        16,804          2,639
  Deferred revenue..........................................         9,363          3,269
  Long-term liabilities, current portion....................        15,728          2,432
                                                                ----------       --------
    Total current liabilities...............................        52,686         13,978
Long-term liabilities, net of current portion...............         6,564          2,233
Deferred revenue, long-term.................................         1,620          1,627
Other long-term liabilities.................................           591            676
                                                                ----------       --------
    Total liabilities.......................................        61,461         18,514
                                                                ----------       --------
Shareholders' equity:
  Common stock, no par value; 150,000,000 shares authorized;
    55,571,674 and 32,364,391 shares issued and outstanding
    at September 30, 2000 and December 31, 1999,
    respectively............................................     1,255,594        229,724
  Warrants..................................................        32,818             --
  Common stock notes receivable, net........................        (7,860)       (11,788)
  Deferred stock compensation...............................        (1,518)        (4,570)
  Accumulated deficit.......................................      (268,180)       (63,526)
                                                                ----------       --------
    Total shareholders' equity..............................     1,010,854        149,840
                                                                ----------       --------
    Total liabilities and shareholders' equity..............    $1,072,315       $168,354
                                                                ==========       ========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ----------------------
                                                      2000        1999        2000        1999
                                                   ----------   --------   ----------   ---------
Revenues:
  Licenses, service and support..................  $    3,850   $  6,017   $   11,362   $  13,102
  Sponsorship and advertising....................       6,453         --       12,508          --
  Subscriptions and eCommerce....................       4,483         --        7,413          --
                                                   ----------   --------   ----------   ---------
      Total revenues.............................      14,786      6,017       31,283      13,102
                                                   ----------   --------   ----------   ---------
Operating expenses:
  Cost of operations.............................      13,977      2,184       27,141       5,457
  Sales and marketing............................      14,424      5,510       38,601      10,779
  Research and development.......................       6,518      3,238       14,595       8,114
  General and administrative.....................       5,504      1,389       14,766       1,795
  Depreciation and amortization..................      86,532      1,023      131,817       2,464
  Restructuring charges..........................          --         --       13,906          --
                                                   ----------   --------   ----------   ---------
      Total operating expenses...................     126,955     13,344      240,826      28,609
                                                   ----------   --------   ----------   ---------
Operating loss...................................    (112,169)    (7,327)    (209,543)    (15,507)
  Other income, net..............................       1,112        525        4,890         657
                                                   ----------   --------   ----------   ---------
Net loss.........................................  $ (111,057)  $ (6,802)  $ (204,653)  $ (14,850)
                                                   ==========   ========   ==========   =========
Net loss per share:
  basic and diluted..............................  $    (2.02)  $  (0.85)  $    (4.75)  $   (1.91)
                                                   ==========   ========   ==========   =========
Weighted average shares:
  basic and diluted..............................      55,066      8,042       43,100       7,774
                                                   ==========   ========   ==========   =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (204,653)  $(14,850)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................     131,817      2,464
      Deferred stock compensation and other non-cash
        charges.............................................       5,875      2,129
      Non-cash restructuring charges........................       8,847         --
  Changes in assets and liabilities, net of balances
    acquired:
      Accounts receivable...................................      (2,160)     5,142
      Prepaid expenses and other assets.....................       3,368     (1,663)
      Accounts payable......................................         700      1,383
      Accrued liabilities...................................      (4,614)      (939)
      Deferred revenue......................................         629      1,993
                                                              ----------   --------
        Net cash used in operating activities...............     (60,191)    (4,341)
                                                              ----------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (17,943)    (9,009)
  Payments related to business combinations, net of cash
    acquired................................................     (16,795)    (2,117)
  Purchases of short-term investments, net..................          --    (42,990)
  Proceeds from maturities of short-term investments........      18,308     11,761
                                                              ----------   --------
        Net cash used in investing activities...............     (16,430)   (42,355)
                                                              ----------   --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.............          --     47,758
  Net proceeds from issuance of common stock................       1,912        771
  Proceeds from (repayments of) notes payable and capital
    leases, net.............................................      (1,674)       530
                                                              ----------   --------
        Net cash provided by financing activities...........         238     49,059
                                                              ----------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................     (76,383)     2,363
Cash and cash equivalents, beginning of period..............     110,320      4,718
                                                              ----------   --------
Cash and cash equivalents, end of period....................  $   33,937   $  7,081
                                                              ==========   ========
Supplemental summary of non-cash investing and financing
  activities:

Fair value at conversion of the outstanding common stock,
  options and warrants in conjunction with the business
  combinations with Medscape, Inc. and Total eMed, Inc.
  (Note 2)..................................................  $1,058,492   $     --
Common stock issued in exchange for note receivable.........          --      4,196
Common stock issued for purchase of a business..............          --      3,300
Assets acquired or exchanged under capital leases...........          --      1,371

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

DESCRIPTION OF BUSINESS

    MedicaLogic/Medscape, Inc. d/b/a/ Medscape and its subsidiaries ("Medscape" or the "Company") focus on the timely delivery of clinical data and up-to-date knowledge to healthcare professionals and consumers, saving both time and money, and improving the healthcare experience. The Company integrates the broad reach of its authoritative web sites, www.medscape.com and cbs.healthwatch.com, with the depth of its clinical applications for online medical records. These online medical records are the digital hub for Internet and wireless connection of healthcare professionals, consumers, and other healthcare stakeholders.

BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated statements of operations and cash flows include the results of operations and cash flows of the Company for the three months and nine months ended September 30, 2000 and 1999. For subsidiaries acquired during those periods, the related results of operations and cash flows are included from the date of acquisition or merger forward.

    The unaudited condensed consolidated financial statements have been prepared by the Company's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended
December 31, 2000.

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

GOODWILL AND INTANGIBLE ASSETS

    Goodwill, which represents costs in excess of net tangible and intangible assets of businesses acquired, and intangible assets primarily result from acquisitions accounted for under the purchase method as described in Note 2. Amortization of goodwill and intangible assets is provided on the straight-line basis over the estimated useful lives of the assets, which is estimated to be three to four

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (UNAUDITED) (CONTINUED)

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)
years for goodwill and 18 months to five years for intangible assets. Intangible assets consist primarily of acquired technology, customer lists and trademarks. In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, management reviews long-lived assets and related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. As a result of this review and the corporate restructuring described in Note 3, the Company recorded a provision in the amount of $860 during the three months ended June 30, 2000 to write down intangible assets associated with the workforces acquired in the business combination described in
Note 2.

(2)  MERGER AND ACQUISITIONS

MEDSCAPE, INC.

    In May 2000, the Company completed its merger with Medscape, Inc. ("Medscape, Inc.") a Delaware corporation, issuing approximately 14,932,000 shares of the Company's common stock and assuming approximately 2,545,000 options and warrants in a merger transaction valued at approximately
$724.2 million.

    The merger with Medscape, Inc. was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $637.1 million valued at $42.6688 per share, option and warrant rights converted into option and warrant rights of the Company valued at approximately $82.3 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the merger date was determined in accordance with the fair value method under FAS 123 using the following weighted-average assumptions: exercise price of $12.38, volatility of 100%, expected life of 3 years, interest rate of 6.5%; and no dividends. The value of warrant rights converted at the merger date was determined using the Black-Scholes method with the following assumptions: exercise price of $30.96, volatility of 100%, expected life of 6 years, interest rate of 6.5%; and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

    The purchase price over the fair value of net tangible and intangible assets of Medscape, Inc. (goodwill), which amounted to approximately $597.2 million, will be amortized over three years. The results of operations and cash flows of Medscape, Inc. have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

TOTAL EMED, INC.

    In May 2000, the Company completed its acquisition of Total eMed, Inc. ("Total eMed") a Delaware corporation, issuing approximately 7,450,000 shares of the Company's common stock and assuming approximately 550,000 options in a transaction valued at approximately $343.8 million.

    The acquisition of Total eMed was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (UNAUDITED) (CONTINUED)

(2)  MERGER AND ACQUISITIONS (CONTINUED)
purchase price was comprised of Company common stock issued amounting to approximately $317.9 million valued at $42.6688 per share, option rights converted into option rights of Company common stock valued at approximately $21.2 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the acquisition date was determined in accordance with the fair value method under FAS 123 using the following weighted-average assumptions: exercise price of $6.45, volatility of 100%, expected life of 3 years, interest rate of 6.5%; and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

    The purchase price over the fair value of net tangible and intangible assets of Total eMed (goodwill), which amounted to approximately $326.8 million, will be amortized over four years. The results of operations and cash flows of Total eMed have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

    In April 2000, the Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc., a California corporation, for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

OTHER INVESTMENTS

    In June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash. The investment is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com.

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information combines the results of operations of the Company, Medscape, Inc. and Total eMed assuming the respective merger and acquisition were consummated at the beginning of the periods presented. The other investments referred to above were not material and are not included in the pro forma results below. The pro forma results are not necessarily indicative of what would have occurred if the merger and acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------   ---------
Revenues..............................................  $   41,574   $  23,154
Net loss..............................................  $ (393,017)  $(277,120)
Net loss per share:
  basic and diluted...................................  $    (7.24)  $   (9.19)

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (UNAUDITED) (CONTINUED)

(2)  MERGER AND ACQUISITIONS (CONTINUED)
    The above pro forma net loss amounts for the nine months ended
September 30, 2000 and 1999 have been adjusted to include the amortization of goodwill and other intangibles related to the Medscape, Inc. merger and Total eMed acquisition for each period.

(3)  RESTRUCTURING CHARGES

    Primarily as a result of the merger and acquisition described in Note 2, the Company's board of directors approved management's restructuring plan during the quarter ended June 2000. The restructuring plan resulted in restructuring charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 10% of the Company's workforce, a reduction in total facilities, and impairment of certain assets.

    Restructuring charges are primarily comprised of costs associated with severance packages, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges amounted to approximately $13.9 million for the nine months ended September 30, 2000. At September 30, 2000, approximately $1.2 million relating to these programs was included in current liabilities.

    As of September 30, 2000, the following amounts were recorded:

                                                                                  ABANDONMENT
                                                EMPLOYEE      IMPAIRMENTS             AND
                                                SEVERANCE    OF TECHNOLOGY       IMPAIRMENT OF
                                               AND RELATED   AND INTANGIBLE   FACILITIES, PROPERTY
                                                EXPENSES         ASSETS          AND EQUIPMENT        TOTAL
                                               -----------   --------------   --------------------   --------
2000 restructuring charges...................     $8,319          $3,108             $2,479          $13,906
Write-offs/payments..........................      7,333           3,108              2,241           12,682
                                                  ------          ------             ------          -------
Restructuring accrual balance
  at September 30, 2000......................     $  986          $   --             $  238          $ 1,224
                                                  ======          ======             ======          =======

    The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(4)  BALANCE SHEET COMPONENTS

PREPAID ADVERTISING

    As a result of the Company's merger with Medscape, Inc. (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape, Inc.'s agreements with CBS Corporation ("CBS") which commenced on September 3, 1999. These assets primarily consist of prepaid advertising with a discounted, tax effected fair value of approximately $64.8 million, based on an independent appraisal, and are included in prepaid advertising and other assets net of the current portion expected to be recognized during the next year. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of the remaining balance of advertising

                           MEDICALOGIC/MEDSCAPE, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (UNAUDITED) (CONTINUED)

(4)  BALANCE SHEET COMPONENTS (CONTINUED)
and promotion in the United States for the Company's consumer and professional web sites and other products and services. At September 30, 2000, the Company is entitled to receive approximately $123.5 million of additional advertising and promotion from CBS under this agreement. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

    Approximately $64.8 million related to the advertising services to be provided by CBS will be expensed as used over the life of the agreement. Included in sales and marketing during the three months and nine months ended September 30, 2000 was approximately $1.8 and $3.3 million, respectively, of expense related to the utilization of advertising and promotion services under these agreements.

WARRANTS AND LONG-TERM LIABILITIES

    As a result of the Company's merger with Medscape, Inc. in May, 2000
(Note 2), outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At September 30, 2000, warrants to purchase 905,794 shares of the Company's common stock were exercisable at $30.96 per share. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL has agreed to promote the Company's co-branded websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. The agreement also requires cash payments of $33 million to be paid to AOL, of which, the Company has paid approximately $13 million through September 30, 2000. The remaining
$20 million is included in long-term liabilities, net of the current portion of approximately $13.6 million at September 30, 2000. The remaining payments are due through May 2002.

(5)  INCOME STATEMENT COMPONENTS

DEFERRED STOCK COMPENSATION

    The Company recognized deferred stock compensation expense as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Cost of operations......................................    $ 85      $  --      $  268     $  --
Sales and marketing.....................................      68         --         379        --
Research and development................................      61         --         243        --
General and administrative..............................      25         --         154        --
                                                            ----      -----      ------     -----
Total deferred stock compensation.......................    $239      $  --      $1,044     $  --
                                                            ====      =====      ======     =====

    Deferred stock compensation represents the difference between the purchase or exercise price of certain restricted stock and stock option grants and the deemed fair value of the Company's common stock at the date of grant. The deferred stock compensation balance at September 30, 2000 was approximately $1.5 million and is being amortized over the three year vesting period. Amortization expense is estimated to total $1.3 million in 2000, $0.8 million in 2001 and $0.4 million in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

    Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Moreover, from time to time the Company and its management may issue and make forward-looking statements. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "believes", "intends" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements regarding the rate of growth and acceptance of Medscape's Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, transcription services, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. Medscape wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors below, as well as the factors detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission under "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results of Operations" and the factors described under "Risk Factors" in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, may cause Medscape's results to differ materially from those stated in the forward-looking statements. These factors include: (i) our business will be harmed if we do not achieve sufficiently broad acceptance of our products and services by physicians, patients, medical care providers and other healthcare stakeholders; (ii) our eHealthcare business model is new and unproven and may not be successfully implemented or may not achieve market acceptance; (iii) our business will be harmed if Medscape, Inc.'s and Total eMed's operations and products are not successfully integrated with Medscape's operations and products; (iv) our business will be adversely affected if we fail to successfully introduce new products and services or to enhance our current products and services; (v) our business will be adversely affected if we fail to establish and maintain strategic relationships; and (vi) our business operations will be adversely affected if we fail to manage our growth effectively.

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

OVERVIEW

    The business of MedicaLogic/Medscape, Inc. d/b/a/ Medscape ("Medscape", "we", "our" or "the Company") is to deliver "health information that matters" to health professionals and consumers, with the goal of saving time and money, and improving the healthcare experience. We provide health information ranging from journalistic content including medical news, articles, and conference summaries, to highly specific data such as individual digital medical records. The Company combines this information to facilitate improved decision making by physicians and patients at the point of care. The Company provides to healthcare providers and consumers an array of offerings that range from the simplest to adopt--browsing a website or downloading pages to a handheld or wireless device--to the deepest applications, including a comprehensive, paperless, digital medical record system. The Company's strategy is to engage as many end users as possible with its broad reaching services, then to move customers toward deeper applications, in manageable steps of complexity and functionality. The web-based transcription offering is an example of how the Company is providing such steps that minimize the behavioral change required of physicians while moving them toward the fully digital medical record.

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

    In May 2000, the Company completed its merger with Medscape, Inc. and its acquisition of Total eMed, as described below, and is currently doing business under the name Medscape. In our efforts to combine and integrate these companies, we took significant steps to properly size the business and focus our efforts on key success factors. This led to the consolidation of duplicate functions and activities and resulted in a reduction of approximately 10% of the Company's workforce, a reduction in total facilities, and the impairment of certain assets. The estimated cost saving to be realized from the reorganization is estimated to be greater than $20 million on an annual basis. The Company expects full implementation of the workforce reductions during the fourth quarter of 2000, with the realization of cost benefits in the second half of 2000, as described below.

MERGER AND ACQUISITIONS

    During May 2000, the Company acquired all the outstanding capital stock of Medscape, Inc. ("Medscape, Inc.") and Total eMed, Inc. ("Total eMed") in transactions accounted for using the purchase method. The Company issued approximately 14,932,000 and 7,450,000 shares of the Company's common stock in the transactions with Medscape, Inc. and Total eMed, respectively. The total purchase price, including acquisition expenses and the estimated fair value of converted warrants and options, was approximately $1,068 million, and resulted in goodwill of approximately $924 million. The results of operations and cash flows of all acquisitions during the period have been included in the Company's condensed consolidated financial statements from the respective date of acquisition forward.

    In April 2000, the Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc. for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values at the acquisition date. Total goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

OTHER INVESTMENTS

    In June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash. The investment is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com.

RESULTS OF OPERATIONS

    The following table sets forth the Company's revenues, operating expenses, other income and expense, and net loss as a percentage of total revenues for the three and nine months ended September 30, 2000 and 1999, respectively.

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -----------------------       -----------------------
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Revenues:
  Licenses, service and support....................          26.0%         100.0%          36.3%         100.0%
  Sponsorship and advertising......................          43.7             --           40.0             --
  Subscriptions and eCommerce......................          30.3             --           23.7             --
                                                           ------         ------         ------         ------
      Total revenues...............................         100.0          100.0          100.0          100.0
                                                           ------         ------         ------         ------
Operating expenses:
  Cost of operations...............................          94.5           36.3           86.8           41.7
  Sales and marketing..............................          97.6           91.6          123.4           82.3
  Research and development.........................          44.1           53.8           46.6           61.9
  General and administrative.......................          37.2           23.1           47.2           13.7
  Depreciation and amortization....................         585.2           17.0          421.4           18.8
  Restructuring charges............................            --             --           44.4             --
                                                           ------         ------         ------         ------
      Total operating expenses.....................         858.6          221.8          769.8          218.4
                                                           ------         ------         ------         ------
Operating loss.....................................        (758.6)        (121.8)        (669.8)        (118.4)
  Other income, net................................           7.5            8.7           15.6            5.0
                                                           ------         ------         ------         ------
Net loss...........................................        (751.1)%       (113.1)%       (654.2)%       (113.4)%
                                                           ======         ======         ======         ======

KEY METRICS

    Adoption of the Company's offerings continues to grow as demonstrated by the recent release of Medscape Mobile, a suite of web-enabled clinical applications designed for the Palm-Registered Trademark- personal digital assistant. Demand for Medscape Mobile surged in nine days from the date of its release on September 21, 2000 with over 9,800 users registering by September 30, 2000. The Company also experienced an increase in clinician users of online health record applications (including Medscape Mobile) to approximately 33,500, compared with 19,600 at the end of the previous quarter, a 71% increase in three months. Of this total, approximately 13,400 were using the Company's Internet and handheld (wireless) products, exclusive of Medscape Mobile users. Total digital health records in all of the Company's systems was approximately 15.6 million at September 30, 2000, compared with 13.4 million at June 30, 2000, an increase of 16% for the three months ended September 30, 2000.

    Continued growth was also evident in the metrics for the medscape.com professional site. Registered physician users exceeded 480,000, an increase of approximately 40,000, or 9%, for the three months ended September 30, 2000. Registered allied health professional users reached 1.3 million, growing by approximately 148,000, or 13%.

THREE MONTHS ENDED SEPTEMBER 30, 2000

    The Company incurred a net loss of approximately $111.1 million and $6.8 million for the three months ended September 30, 2000 and 1999, respectively. Net loss increased primarily from a full quarter of non-cash amortization expense of approximately $82.7 million related to the merger with Medscape, Inc. and the acquisition of Total eMed consummated during the second quarter of 2000. Other operating expenses also increased by approximately $30.9 million primarily due to the addition of operating costs from companies acquired during the second quarter of 2000, and increased costs related to the expansion of our product offerings during the period June 1999 through September 30, 2000. As of September 30, 2000, the Company had an accumulated deficit of approximately $268.2 million.

REVENUES

    The Company generates revenues from three sources: licenses, service and support; sponsorship and advertising; and subscriptions and eCommerce. Licenses, service and support includes fees charged for product licenses and related installation services and support contracts primarily related to digital medical record applications. Sponsorship and advertising is comprised of revenue generated primarily from pharmaceutical companies that wish to reach the Company's customers as they access and utilize our online continuing professional education and detailed content offerings. Subscriptions and eCommerce includes monthly subscription fees for digital medical record applications, our Internet based and wireless technologies, transcription services, and electronic commerce.

    Total revenues increased to approximately $14.8 million from approximately $6.0 million for the three months ended September 30, 2000 and 1999, respectively. Of this increase, approximately $10.9 million relates to increased revenue from new product offerings and acquired businesses. As expected, this increase was partially offset by a decrease of approximately $2.2 million in revenue from licenses, service and support revenues as the Company moved to subscription and application service provider (ASP) models for more of its product offerings. The Company expects licenses, service, and support revenue to remain constant during the remainder of the year.

    Sponsorship and advertising revenue increased to approximately $6.5 million for the three months ended September 30, 2000. This revenue is derived from a variety of sources including advertising, sponsorship of online medical conferences, and certain continuing professional education activities. Sponsorship and advertising revenue is expected to continue to be a significant source of revenue for the Company but will be subject to seasonal variations during the summer months. During the next quarter, the Company expects sponsorship and advertising revenue to increase approximately 30% to 40% as we move out of the seasonality experienced during the summer months.

    Subscription and eCommerce revenues increased to approximately $4.5 million for the three months ended September 30, 2000. The Company began recognizing subscription revenue in the first quarter of 2000. The Company expects total subscription and eCommerce revenues will continue to grow as we focus on alternative pricing programs for our wireless, transcription, and digital medical record applications. During the fourth quarter, the Company expects approximately 20% to 30% growth in subscription and eCommerce revenues.

OPERATING EXPENSES

    COST OF OPERATIONS. Cost of operations is comprised of costs associated with our data centers, certain licensing and editorial development costs, and cost of transcriptionists. Cost of operations as a percentage of revenues was approximately 94.5% and 36.3% for the three months ended September 30, 2000 and 1999, respectively. Cost of operations increased to approximately $14.0 million from $2.2 million for the three months ended September 30, 2000 and 1999, respectively, primarily due to the addition of a full quarter's operating expenses from acquired companies and revenue growth. During the next quarter, we expect modest increases in cost of operations as we continue to grow our web-based transcription business. Primarily to support this growth, the Company expects quarterly increases of 10% to 20% in cost of operations during 2001.

    SALES AND MARKETING. Sales and marketing expense represented approximately 97.6% and 91.6% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Total sales and marketing expense increased to approximately $14.4 million from $5.5 million for the three months ended September 30, 2000 and 1999, respectively. These costs included non-cash expenses related primarily to the CBS advertising and promotion agreement of approximately $1.8 million. The increase in sales and marketing expense resulted primarily from the addition of a full quarter's costs relating to companies acquired during the previous quarter, and increased expenditures due to the expansion of the Company's products and services. During the next quarter, the Company expects these costs to increase by approximately $1.0 million as we continue to promote the Company's name-change and re-branding efforts coupled with increased sales expenditures due to anticipated revenue growth. During 2001, the Company expects sales and marketing costs to be approximately $16 million per quarter.

    RESEARCH AND DEVELOPMENT. Research and development costs represented approximately 44.1% and 53.8% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The decrease of research and development expense as a percentage of revenue is primarily related to the greater growth in revenue from companies acquired during the previous quarter. Research and development expense increased to approximately $6.5 million from $3.2 million for the three months ended September 30, 2000 and 1999, respectively, primarily due to the addition of staff for the development of our internet and wireless offerings, and also due to nonrecurring charges of approximately $600,000 related to transitioning certain development projects to new engineering teams. Research and development expense also increased due to certain expenditures related to planning of additional website infrastructure. As a result of these charges, the Company expects research and development costs to decrease up to 10% during the next quarter.

    GENERAL AND ADMINISTRATIVE. General and administrative costs represented approximately 37.2% and 23.1% of total revenues for the three months ended September 30, 2000 and 1999, respectively. General and administrative costs increased to approximately $5.5 million from $1.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase resulted primarily from the addition of costs from companies acquired during the second quarter of 2000 and increased facility expenditures related to the expansion of our product offerings and locations since June 1999. Compared to the quarter ended June 30, 2000, general and administrative costs for the three months ended September 30, 2000 declined by approximately 7.6% primarily due to restructuring efforts undertaken by management in the prior quarter, net of the increase resulting from the full quarter of combined operations with company's acquired during the second quarter. During the remainder of the year, the Company expects general and administrative expenses to remain at approximately the third quarter level as the Company continues to recognize the efficiencies gained from the Company's combined operations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization represented approximately 585.2% and 17.0% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Depreciation and amortization increased to $86.5 million from $1.0 million for the three months ended September 30, 2000 and 1999, respectively. The increase primarily resulted from the inclusion of the full quarter's amortization of intangible assets related to the Company's merger and acquisitions during the quarter ended June 30, 2000. In future quarters, depreciation and amortization is expected to approximate $87 million as the Company continues to amortize goodwill and intangible assets over their remaining useful lives.

    OTHER INCOME. Other income increased to approximately $1.1 million from $0.5 million for the three months ended September 30, 2000 and 1999, respectively. The increase in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments resulting from the issuance of stock in the Company's initial public offering. The Company expects other income to decrease in future quarters as the proceeds from the initial public offering are used primarily to finance its operations and support its growth.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    The Company incurred a net loss of approximately $204.7 million and $14.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net loss increased primarily from a full quarter of non-cash amortization expense of approximately $123.3 million related to the merger with Medscape, Inc. and the acquisition of Total eMed. Other operating expenses also increased by approximately $88.9 million primarily due to the addition of operating costs from companies acquired during the second quarter of 2000, and increased costs related to the expansion of our product offerings during the period June 1999 through September 30, 2000.

REVENUES

    Total revenues increased to approximately $31.3 million from approximately $13.1 million for the nine months ended September 30, 2000 and 1999, respectively. Of this increase, approximately $19.9 million relates to increased revenue from new product offerings and acquired businesses. As expected, this increase was partially offset by a decrease of approximately $1.7 million in revenue from licenses, service and support revenues as the Company moved to subscription and ASP models for more of its product offerings.

    Sponsorship and advertising revenue increased to approximately $12.5 million, and is derived from a variety of sources including advertising, sponsorship of online medical conferences, and certain continuing professional education activities. Sponsorship and advertising revenue is expected to continue to be a significant source of revenue for the Company but will be subject to seasonal variations in the summer months.

    Subscription and eCommerce revenues increased to approximately $7.4 million. The Company began recognizing subscription revenue in the first quarter of 2000. The Company expects total subscription and eCommerce revenues to continue to grow as we focus on alternative pricing programs for our wireless, transcription, and digital medical record applications.

OPERATING EXPENSES

    COST OF OPERATIONS. Cost of operations is comprised of costs associated with our data centers, certain licensing and editorial development costs, and costs of transcriptionists. Cost of operations as a percentage of revenues was approximately 86.8% and 41.7% for the nine months ended September 30, 2000 and 1999, respectively. Cost of operations increased to approximately $27.1 million from $5.5 million for the nine months ended September 30, 2000 and 1999, respectively, primarily due to the addition of a full quarter's operating expenses from acquired companies and anticipated revenue growth. During the next quarter, the Company expects modest increases in cost of operations as we continue to grow our web-based transcription business. Primarily to support this growth, the Company expects quarterly increases of 10% to 20% in cost of operations during 2001.

    SALES AND MARKETING. Sales and marketing expense represented approximately 123.4% and 82.3% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Total sales and marketing expense increased to approximately $38.6 million from $10.8 million for the nine months ended September 30, 2000 and 1999, respectively. These costs included non-cash expenses related primarily to the CBS advertising and promotion agreement of approximately $3.3 million. The increase in sales and marketing expense resulted primarily from the addition of a full quarter's costs relating to companies acquired during the previous quarter, and increased expenditures due to the expansion of the Company's products and services. During the next quarter, the Company expects these costs to increase by approximately $1.0 million as we continue to promote the Company's name-change and re-branding efforts coupled with increased sales expenditures due to anticipated revenue growth. During 2001, the Company expects sales and marketing costs to be approximately
$16 million per quarter.

    RESEARCH AND DEVELOPMENT. Research and development costs represented approximately 46.6% and 61.9% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease of research and development expense as a percentage of revenue is primarily related to the greater growth in revenue from companies acquired during the previous quarter. Research and development expense increased to approximately $14.6 million from $8.1 million for the nine months ended September 30, 2000 and 1999, respectively, primarily due to the addition of staff for the development of our internet and wireless offerings, and also due to nonrecurring charges of approximately $600,000 related to transitioning certain development projects to new engineering teams. Research and development costs also increased due to certain expenditures related to planning of additional website infrastructure.

    GENERAL AND ADMINISTRATIVE. General and administrative costs represented approximately 47.2% and 13.7% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. General and administrative costs increased to approximately $14.8 million from $1.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase resulted primarily from the addition of costs from companies acquired during the second quarter of 2000 and increased facilities related to the expansion of our product offerings and locations since June 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization represented approximately 421.4% and 18.8% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Depreciation and amortization increased to $131.8 million from $2.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increases resulted primarily from the inclusion of a full quarter's amortization of intangible assets related to the Company's merger and acquisitions during the quarter ended June 30, 2000. In future quarters, depreciation and amortization is expected to approximate $87 million as the Company continues to amortize goodwill and intangible assets over their remaining useful lives.

    OTHER INCOME. Other income increased to approximately $4.9 million from $0.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments resulting from the issuance of stock in the Company's initial public offering. The Company expects other income to decrease in future quarters as the proceeds from the initial public offering are used primarily to finance its operations and support its growth.

LIQUIDITY AND CAPITAL RESOURCES

    The following table calculates the net operating loss before depreciation and amortization:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        2000        1999       2000        1999
                                                      ---------   --------   ---------   --------
Net operating loss..................................  $(112,169)  $(7,327)   $(209,543)  $(15,507)

Depreciation and amortization.......................     86,532     1,023      131,817      2,464
                                                      ---------   -------    ---------   --------
  Net operating loss before depreciation
    and amortization................................  $ (25,637)  $(6,304)   $ (77,726)  $(13,043)
                                                      =========   =======    =========   ========

    The Company's management believes net operating loss before depreciation and amortization to be an important indicator of the operational strength and performance for the Company, including the ability to provide cash flows to fund operations and other expenditures as required. This indicator, however, should not be considered an alternative to operating or net income (loss) as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. The Company's definition of net operating loss before depreciation and amortization may not be comparable to similarly titled measures reported by other companies.

    As of September 30, 2000, the Company had cash and cash equivalents of approximately $33.9 million and short-term investments of approximately $29.7 million, a reduction of approximately $75.2 million from the December 31, 1999 balances of approximately $110.3 million and $28.5 million in cash and cash equivalents, and short-term investments, respectively. During the quarter ended September 30, 2000, the Company reached an agreement to extend the due dates of certain cash payments previously required to have been made by the Company during the three months ended September 30, 2000.

    In December, 1999, the Company completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering were approximately $104.3 million. In addition, in May 1999, the Company closed a round of private funding raising approximately $34.8 million.

    The Company's operating activities resulted in net cash outflows of approximately $60.2 million and $4.3 million for the nine months ended September 30, 2000 and 1999, respectively. Net operating loss before depreciation and amortization, as calculated above, increased approximately $64.7 million for the nine months ended September 30, 2000. This increase is primarily due to the inclusion of a full quarter's operating expenses of acquired companies and increased expenditures due to the expansion of the Company's product and service offerings during the nine months ended September 30, 2000.

    Investing activities resulted in net cash outflows of approximately $16.4 million and $42.4 million for the nine months ended September 30, 2000 and 1999, respectively. Cash outflows for the nine months ended September 30, 2000 resulted primarily from purchases of property and equipment of approximately $17.9 million and payments related to business combinations, net of cash acquired, of approximately $16.8 million. Cash outflows for the nine months ended September 30, 1999 resulted from net increases of approximately $43.0 million in short-term investments, $9.0 million related to purchases of property and equipment, and $2.1 million for the acquisition of PrimaCis Health Information Technology, Inc. (for a description of the PrimaCis acquisition, see the Annual Report of MedicaLogic, Inc. on Form 10-K for the Year Ended December 31, 1999 filed with the Securities and Exchange Commission).

    The Company currently anticipates that it will continue to experience growth in its operating expenses as it expands the penetration of its products and services, increases its operating, sales and marketing costs, expands research and development efforts, and improves operational infrastructure. These operating expenses will consume a material amount of the Company's cash resources. The Company believes that savings to be realized from the restructuring coupled with expected revenue growth in future quarters will allow the Company to achieve positive cash flows during the second half of 2001. Our ability to execute on this portion of our business plan depends on numerous factors including our ability to achieve the planned revenue growth from our existing and new offerings, to realize the anticipated operating efficiencies from the recent restructuring, and to efficiently manage and control our operating expenditure rates. Depending upon the market opportunity, the Company may, from time to time, seek additional funds to support potential merger and acquisition activities or for other purposes through public or private equity financing or from other sources. The Company may not be able to obtain adequate or favorable financing at that time. Any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue principles comply with SAB 101.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company adopted the provisions of FIN 44 as of the required effective dates, and this adoption has not had a material impact on our financial statements.

    In March 2000, the EITF of the FASB reached consensus on Issue 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize certain costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The Company adopted the provisions of EITF 00-2 as of the required effective dates, and this adoption has not had a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    The primary objective of Medscape's investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. In addition, we invest in relatively short-term securities. Some of the securities that we have invested in may be subject to market risk. This means that a change in the prevailing interest rates may cause the principal amount of the investment to fluctuate. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of any interest expense we must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We plan to mitigate default risk by investing in low-risk securities. At September 30, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as cash and cash equivalents and short-term investments, of approximately $63.6 million. The Company had long-term liabilities outstanding of approximately $22.9 million at September 30, 2000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

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

    We provide data for use by physicians, consumers and other healthcare stakeholders. We may obtain this information from our physician customers, strategic partners, other third parties or from the aggregation of patient health records. We obtain individual consent for our use of this data where we believe it is required by applicable law or regulation. Claims for injuries related to the use of this data may be made in the future, and we may not be able to insure adequately against these claims. A claim brought against us that is uninsured or under-insured could lead to material damages against us.

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

    On May 19, 2000 we issued approximately 14,932,000 shares of our common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of our common stock valued at approximately $82.3 million in replacement of the Medscape, Inc. options held primarily by Medscape, Inc.'s employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

    The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of approximately $115.3 million, including the overallotment option. Underwriter discounts and commissions totaled approximately $8.1. The Company paid an estimated total of approximately $3.0 million for other expenses in connection with the initial public offering. Proceeds to the Company, net of underwriting discounts, commissions and other expenses, were approximately $104.3 million. Through September 30, 2000, net proceeds from the initial public offering of approximately $16.8 million were used to complete mergers and acquisitions, approximately $60.2 million were used for general operating expense for the nine months ended September 30, 2000 and a net balance of approximately $29.7 million was invested in short-term investments at September 30, 2000.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On August 21, 2000 the Company announced the resignation of Frank J. Spina, Executive Vice President and Chief Financial Officer, effective October 31, 2000. In August 2000, the Company's Board of Directors nominated and approved David C. Moffenbeier, Chief Executive Officer to act as Chief Financial Officer until a successor for Mr. Spina is identified.

    On September 19, 2000, the Company announced: (1) the resignation of Richard Rehm, M.D., as co-Chief Executive Officer of the Company, effective immediately; and (2) the appointment of Kevin Hutchinson as Chief Operating Officer.
Dr. Rehm will serve as an advisor to the Board of Directors. Esther Dyson resigned from the Board of Directors of the Company, effective October 20, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the accompanying Index to Exhibit on page 23 are filed as part of this report.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on October 27, 2000.

                                                       MEDICALOGIC/MEDSCAPE, INC.

                                                       By:           /s/ DAVID C. MOFFENBEIER
                                                            -----------------------------------------
                                                                       David C. Moffenbeier
                                                                     CHIEF EXECUTIVE OFFICER

                               INDEX TO EXHIBITS

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
        27.1            Financial data schedule (EDGAR only)