Form 10-K
period 2000-12-31
MEDICALOGIC/MEDSCAPE INC
filed 2001-03-05
CIK 923899

QuickLinks -- Click here to rapidly navigate through this document

File Number: 000-28285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-28285

MEDICALOGIC/MEDSCAPE, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0890696 (I.R.S. Employer Identification No.)
20500 NW EVERGREEN PARKWAY, HILLSBORO, OREGON (Address of principal executive offices)	97124 (Zip Code)

Registrant's telephone number, including area code: (503) 531-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the registrant's common stock held by nonaffiliates as of February 27, 2001 was approximately $131,517,000.

   The number of shares outstanding of the registrant's common stock as of February 27, 2001 was 56,203,054.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of MedicaLogic/Medscape, Inc.'s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Definitive Proxy Statement will be filed within 120 days of December 31, 2000, the year end date of the fiscal year covered by this Annual Report on Form 10-K.

MedicaLogic/Medscape, Inc.

Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

General

    MedicaLogic/Medscape, Inc. d.b.a. Medscape (together with its subsidiaries "Medscape" or the "Company") is a leading provider of digital health record systems and information to the healthcare industry. Medscape develops digital health record applications that are designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers. The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals, Medscape.com and CBSHealthWatch.com. Medscape's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

    The Company engages in and derives substantially all of its revenues from three operating segments, Digital Health Record (DHR) applications, Internet Portals and Transcription Services.

    Medscape's DHR applications replace or augment the paper medical record, provide decision support and facilitate the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 17.2 million patients. The DHR application derives revenues from software licenses, monthly service subscriptions and support and consulting fees. Major customers include academic medical centers such as Baylor College of Medicine, integrated healthcare delivery networks such as Providence Health System in Portland, Oregon, and the NASA space shuttle program and the International Space Station program.

    Medscape's Internet portals include Medscape.com and CBSHealthWatch.com. Through Medscape.com, the Company provides up-to-date medical news, articles, and conference coverage as well as accredited continuing professional education programs. As of December 31, 2000, more than 560,000 physicians and 1.6 million allied healthcare professionals worldwide had registered at Medscape.com, and during the year 2000 more than 100,000 hours of accredited continuing professional education were delivered via the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer's perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on certain Viacom, Inc. media properties, including CBS. The Internet portal line of business derives revenue from advertising and sponsorship.

    Medscape's transcription services is a Web-based medical transcription system that digitizes and transports voice across dedicated circuits and the Internet, and connects physicians with their medical records stored in Medscape's clinical database. The transcription services derives revenues from monthly subscription service fees. Selected financial information relating to the Company's operating segments is contained in Note 10 of the Notes to Consolidated Financial Statements.

    The Company is developing a new integrated offering called Digital Healthcare Partnerships that will combine a number of the Company's products and services, and also create reports and data produced from Medscape's DHR products and Internet portals. These reports will provide only aggregated, de-identified statistical information about substantial populations in order to protect the privacy of individuals' health information. Digital Healthcare Partnerships will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company recently announced its first two Digital Healthcare Partnerships with GlaxoSmithKline, the world's largest pharmaceutical company, and with General Motors Corporation, the nation's largest private purchaser of healthcare services.

    The Company's strategy is to provide a wide array of products and services that can be embraced by healthcare professionals and consumers at various levels of technical sophistication, and to encourage users who have experienced the benefits of Medscape's Internet portals to progressively adopt the Company's increasingly comprehensive clinical applications in manageable steps of complexity and functionality. The rapid post-launch adoption of the Company's Medscape Mobile product is a recent example of this strategy in practice. Another aspect of the Company's strategy is to integrate the information contained in and allow communication between its various products. For example, AboutMyHealth, a Web-based offering for consumers, allows patients to view their physician-created DHR online as well as to communicate with their doctor's office to request prescription refills, make appointments or ask questions. As another example, in certain portions of the Company's DHR applications, the user can, with a single click, jump from a patient's diagnosis or medication directly to current Medscape.com news and articles on that specific topic.

    The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000. Since September 2000, the Company has done business under the trade name Medscape. The Company expanded its products and services in 2000 as a result of its strategic merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com"). These strategic mergers and acquisitions added the following assets, respectively: leading Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/STM platform

PRODUCTS AND SERVICES

DIGITAL HEALTH RECORD APPLICATIONS

    The primary target markets for the Company's DHR applications consist of healthcare providers and healthcare consumers. The Company's DHR applications include the Medscape Charts suite, Logician by Medscape, Medscape Mobile for healthcare providers and AboutMyHealth for healthcare consumers.

Medscape Charts Suite

    The Medscape Charts suite is comprised of low-cost, Web-enabled applications that work within existing paper-based clinical workflows to help manage costs and potentially improve the quality and efficiency of healthcare services. The Medscape Charts suite includes:

Medscape Encounter

    Medscape Encounter (formerly "Logician Internet") is a Web-enabled application that eliminates additional effort for the physician to create Health Care Finance Administration (HCFA) compliant chart notes of patient encounters as well as automatically maintaining a summary of key patient data to aid clinical decision making. Medscape Encounter enables physicians to:

  •
  Document patient encounters quickly and efficiently.

  •
  Store encrypted charts in Medscape's data center and access them from any computer with a Web browser.

  •
  Verify compliance with HCFA documentation guidelines for the level of service billed, improving coding accuracy to assist caregivers in receiving correct reimbursement for work provided to patients.

  •
  Create and share legible, consistent chart notes to streamline communications with staff and other physicians.

  •
  Document encounters and access patient-specific information at the point of care in the exam room, without requiring a continuous Internet connection.

  •
  Print a legible paper prescription.

  •
  Provide patients with access to their current chart summary via Medscape's AboutMyHealth.com portal.

  •
  Use audit-tracking features, record accesses and changes to all patient charts in support of HIPAA requirements.

Medscape Chart Room

    Medscape Chart Room provides storage of patient charts utilizing technologies that are supportive of HIPAA regulations. The Chart Room allows physicians and authorized staff access to key clinical data from any Web browser, subject to correct user authentication. Compared to a paper-based system, this improves the availability of data to support clinical decision-making and has the potential to reduce medical errors.

    The Web-hosted chart room is a key aspect of Medscape Charts. With Medscape Encounter, charts and chart notes are created on the physician's computer and then can be printed for use in paper charts. At the physician's convenience, he or she then connects to the Internet to store the encrypted chart notes in a central database at Medscape's data center. To keep the information safe during transmission and in storage, Medscape uses technology similar to that used by banks and financial institutions to secure online financial transactions. This state-of-the-art technology provides strong levels of security during communications between the user's computer and the data center at Medscape. The data is backed up regularly to minimize the risk of loss in case of a computer system failure. Once stored, charts are accessible from any connection to the Internet with the authorized member name and password.

Medscape Practice Profiles

    Medscape Practice Profiles is a series of tools for providing interactive analysis on a particular patient population to better understand care trends, analyze adherence to nationally approved care guidelines, and access authoritative content and medical literature relating to the problems being treated or medications being used. Practice Profiles provides a collection of automated, interactive reports to help improve patient management.

    With Practice Profiles physicians can:

  •
  Analyze patient populations by disease, medication, service level and demographics.

  •
  Respond to clinical alerts and drug recalls.

  •
  Evaluate practice productivity.

  •
  Link to Web resources on medications, diseases and treatment guidelines.

    Practice Profiles enables physicians to assess their own clinical practices and has the potential to improve the overall quality and efficiency of the healthcare provided.

    Currently, Medscape is developing future releases for applications within the Medscape Charts suite including electronic submission of laboratory orders and receipt of results, electronic receipt, signature, and filing of transcription and external documents, and facilitation of the private exchange of messages, documentation, and patient data among a team of healthcare providers in support of an episode of patient care.

Logician by Medscape

    Logician by Medscape is a client-server based electronic medical record application for healthcare practices. This application has the potential to allow healthcare practices to gain efficiencies in clinical care and practice improvement through automated workflows and online access to all clinical information. It is available under both perpetual license and subscription models, and may be deployed as a locally hosted application or under an application service provider (ASP) model. Due to the need for a significant investment in computer infrastructure and office re-engineering, adoption of Logician by Medscape has been largely focused among integrated healthcare delivery systems and large group practices having an existing Information Systems infrastructure.

    From 1990 to 1995, the Company developed first-generation DHR applications for the PC-DOS environment. In 1996, the Company released Logician by Medscape for the Windows client-server environment and subsequently delivered several major upgrade releases including version 5.4, released in 2000, that incorporates enhancements related to clinical content, security data import/export, encounter form editing and Web accessibility. The Company's current customers for this class of products include Baylor College of Medicine, Memorial-Hermann Hospital System, MeritCare Health System, the NASA Space Shuttle program and the International Space Station Program, Providence Health System, Riverside Health System, Texas Children's Hospital, Wake Forest University, Baptist Medical Center and more than 50 others.

    Logician by Medscape provides the following benefits:

  •
  Clinical decision support, including preventive care reminders, drug interaction, allergy checking and formulary management.

  •
  Improved ability to measure and manage patient populations using query, reporting and intervention tools.

  •
  Creation of required documentation using technologies that may help avoid cost and quality problems with traditional documentation methods.

  •
  Ability to verify compliance with Health Care Financing Administration documentation guidelines for the level of service billed.

  •
  Strong user community that shares downloadable customized clinical content and best of practices with all Logician by Medscape users.

  •
  Optional, integrated ability for providers and patients to communicate via private messaging.

  •
  Implementation, training, and support services to help customers get the most from their investment.

    Medscape continues to develop and deploy ambulatory electronic medical record applications and enhancements for group practices and integrated delivery networks. The Company believes the availability of an ASP model will encourage further adoption of Logician by Medscape by enabling healthcare organizations to reduce up front costs and ease reliance on their internal IT resources.

    Looking forward, Medscape is currently developing Logician by Medscape 5.5. A key objective for this release is to enhance connectivity between Logician by Medscape and Medscape Charts by supporting the exchange of patient records between enterprises and referring physicians. Medscape plans to also make changes to assist physicians with adhering to the new HIPAA regulations designed to further protect patient privacy and confidentiality. It is Medscape's expectation that these efforts will significantly benefit both current and new Logician by Medscape customers, further driving adoption of Medscape's DHR applications.

Logician ASP by Medscape

    In 2000, Medscape began offering an ASP model of Logician by Medscape to help physicians to:

  •
  Reduce their required initial investment in infrastructure.

  •
  Lower IT effort and resource requirements.

  •
  Minimize the need for managing and maintaining technology resources.

  •
  Achieve more predictable and controllable IS costs.

  •
  Focus on their core competencies in healthcare.

    Logician ASP by Medscape incorporates all the features of Logician by Medscape while reducing the initial capital for the necessary, but costly, server-side computer systems and associated network support staff.

Medscape Mobile Suite

    Medscape introduced a suite of software applications known as Medscape Mobile for handheld (PDA) devices in September 2000. Medscape Mobile is a suite of applications designed for the Palm™ operating system. These applications give physicians access to patient-specific information and to relevant information for clinical decision-making on an industry leading platform. Medscape Mobile is already in use by over 43,000 physicians. In its initial phase, Medscape Mobile offers exclusive access to the Tarascon ePharmacopoeia™, the electronic version of Tarascon's market-leading portable drug reference, the Pocket Pharmacopoeia®. It also offers the Medscape Reader for Palm-based access to Medscape.com articles and conference coverage and a Medical Calculator that includes over 50 dosing and clinical formulas.

    Future enhancements to Medscape Mobile are expected to include a prescription writer with integral formulary management and drug interaction reference material, and a solution that enables charge capture for physicians when they are away from their office location.

AboutMyHealth.com

    Medscape released AboutMyHealth.com, the first-physician-patient communications tool powered by Medscape's DHR on December 5, 2000 in order to serve the needs of healthcare consumers concerned about their health, or the healthcare of their dependents. Upon mutual consent, AboutMyHealth.com allows patients and their physicians to share information about the patient's personal health and ongoing disease management by using information captured during office examinations or other physician/patient encounters. Patients can electronically contact their physician's office with requests to schedule appointments and refill medications through an encrypted Internet connection. Patients can also communicate with their clinic or physician both during and outside of regular office hours through AboutMyHealth.com's online messaging service. Unlike traditional email connections, AboutMyHealth.com includes authentication technology for both patients and physicians to protect confidentiality. Physicians can communicate with patients privately, provide patients with a summary view of their digital health record, provide contextual links to authoritative health information, news and educational materials through CBSHealthWatch.com. Patients can also use AboutMyHealth.com to store personal and family health information for ongoing health management or future reference.

INTERNET PORTALS

Medscape.com

    Medscape.com is designed primarily for physicians and other healthcare providers. In December 2000, Medscape was recognized for its achievement and excellence at the 2000 eHealthcare

World Awards Ceremony in New York. Medscape.com earned the Gold Awards for Best Healthcare Search Engine and Best Healthcare Portal. The site was also listed in Forbes magazine's "Top Ten" healthcare Web sites in February 2001. Through Medscape.com, users can access various subjects, based on their practice or needs from the latest medical news, to medical conference coverage, financial information, and medical texts. In addition, physicians can:

  •
  Download applications including those in the Medscape Mobile suite.

  •
  Access their personal chart room to review patients' digital health records.

  •
  Earn Continuing Medical Education (CME) credits.

  •
  Join online community activities.

  •
  Develop their own practice Web sites hosted by Medscape.com.

    Medscape.com offers specialists, primary care physicians, and other health professionals a robust and integrated multi-specialty medical information and education tool. Medscape.com is built around practice-oriented content. Each specialty site pools, filters, and delivers pertinent, regularly updated content from tens of thousands of medical journal articles, expert-authored state-of-the-art surveys in disease management, conference coverage from major medical meetings, and more. All of Medscape.com's articles are Web-enhanced and cross linked for online browsing and smart information retrieval. All of the content can also be easily downloaded and printed for reading offline. Some of Medscape.com's key features include:

  •
  Conference Coverage—The Company's faculty of "thought leaders" summarize key data and presentations from major medical meetings, showing what is changing the practice of medicine and altering the physician's understanding of disease process.

  •
  The Internet's first peer-reviewed primary-care medical journal, Medscape General Medicine.

  •
  One of the Web's largest collections of free, full-text, peer-reviewed clinical medicine articles. Medscape.com's articles are enhanced with:

  •
  Medscape's Clinical Discussion Forum

  •
  Smart "hyper-keyword" searches

  •
  Navigable article outline

  •
  "Zoomable" graphics

  •
  Annotated links to Internet resources

  •
  Clinical Management Modules—state-of-the-art surveys of disease management authored by leading experts that also include CME credits.

  •
  Integrated Searching—Search Medscape.com's 12 medical databases with a single search entry.

  •
  Unrestricted free access to MEDLINE and AIDSLINE.

  •
  Medscape DrugInfo, a search tool co-developed by Medscape, First DataBank, and the American Society of Health-System Pharmacists.

  •
  Daily professional medical news within each users' specialty.

  •
  Original self-assessment features.

  •
  Hundreds of hours of free CME credit.

  •
  Free subscription to various e-newsletters including Medscape's MedPulse®, a weekly email newsletter that highlights what's new on Medscape.com within each registered user's specialty.

    In addition to clinical information resources, Medscape.com offers a suite of professional and practice tools, including:

  •
  Physician Web Sites—which allows physicians to create office Web sites on Medscape.com.

  •
  Web Based eMail—for physicians who need to access their email from multiple locations.

  •
  Money & Medicine—designed to help physicians improve their practice management skills. Also allows users to build a portfolio of medical or other stocks.

    Based on the number of credits awarded in 2000, the Company believes that Medscape.com is one of the world's largest providers of online continuing medical education (CME) programs for healthcare professionals. The site offers a selection of free, regularly updated continuing education activities for physicians, registered nurses, pharmacists and other health professionals. The majority of CME activities have been planned and implemented in accordance with the Essential Areas and Policies of the Accreditation Council for Continuing Medical Education (ACCME), and have been produced in collaboration with ACCME-accredited CME providers. Medscape.com recently began providing instant CME (iCME™) Certificates. Selected Medscape.com CME activities offer instant, printable CME certificates online. In addition, there is now an Instant CME Tracker function. Activities tagged for iCME are automatically entered into the CME Tracker as they are completed for credit, and the certificates are available to be printed as needed from the Medscape.com site.

CBSHealthWatch.com

    In September 1999, Medscape launched its first consumer Web site, CBSHealthWatch.com. CBSHealthWatch.com is designed to help families and individuals make better-informed healthcare decisions and to simplify management of their healthcare needs. The site provides personalized, authoritative medical content written for the consumer, access to professional content on Medscape.com and interactive personal health management tools, such as health diaries. On August 3, 1999, Medscape entered into a strategic relationship with CBS Corporation, (subsequently acquired by Viacom, Inc.) under which CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on CBS as well as certain other Viacom media properties. In December 2000, CBSHealthWatch.com was recognized for its achievement and excellence at the 2000 eHealthcare World Awards Ceremony held in New York. CBSHealthWatch.com by Medscape received the Bronze award for Best Healthcare Portal and during February 2001 was also named one of the Top 100 Internet sites by PC Magazine.

TRANSCRIPTION SERVICES

    Medscape Transcription Services is designed to allow physicians to document patient encounters and produce a DHR without manual entry of information into a computer, which allows access to and analysis of information that was previously unavailable due to the inefficiency of storing, in paper format, millions of individual health records.

    Physicians' use of handheld, wireless or phone devices to dictate patient encounters is consistent with their current practice, thus, the adoption of Medscape Transcription Services does not require a change in behavior. The dictation and selected demographic data is downloaded to the Medscape Transcription national data center in Nashville, Tennessee through the use of a virtual private network (VPN). Once the voice and demographic information is compiled, the work is routed via the Internet to home-based medical transcriptionists (MTs) located across the country who are employed and trained by Medscape. After the patient encounter is transcribed, the physician or other healthcare provider can view, edit and electronically sign the record over the Internet in a protected environment with a standard Web browser. The final electronic document can then be e-mailed, faxed or printed onsite, or any combination of these formats, depending on the established workflow patterns of the clinic and physicians. Medscape Transcription Services provides the ability to maintain both digital and paper health records depending on the system used by the physician's practice.

DIGITAL HEALTHCARE PARTNERSHIPS AND OTHER PRODUCTS

    The Company is currently developing Digital Healthcare Partnerships which combine a number of the Company's products and services, and may also be augmented with reports and data produced from its DHR products and Internet portals. Potential Digital Healthcare Partnerships include the following:

    Self-insured Employers and Payers—strategies to help customers improve the quality of care, reduce avoidable errors and enhance patient compliance using Medscape's various DHR applications

    Clinical research organizations—recruitment of patients for studies through automated screening and notification; Medscape's DHR applications enable physicians to identify patients who are candidates for clinical trials and track their progress through the trial.

    Epidemiologic Research—Healthcare organizations, large employers, pharmaceutical companies and government agencies are target markets for aggregated and de-identified data reports about the health of designated populations for epidemiologic research, planning and management.

    Pharmaceutical research—adverse event tracking may be enhanced by making use of electronically available data on the use and outcomes of drug therapies.

    Educational initiatives—targeted education of consumers and physicians for healthcare-related products or services especially around specific disease states or conditions, tying together Medscape's Internet portals and its DHR applications.

    The Company is also developing applications to provide the ability to conduct clinical transactions from its DHR applications, including the following:

    Pharmacy—delivery of new and refill prescription orders from physicians and patients to pharmacies and pharmacy benefit managers.

    Laboratory—delivery of orders and return of results to physicians and delivery of physician's interpretation of results to patients.

CUSTOMER SERVICE AND SUPPORT

    Medscape believes effective customer service is essential to attracting and retaining physician usage of the Company's electronic healthcare applications and consumer usage of the Company's Internet-based services. Medscape understands the demands of the healthcare community for person-to-person responsiveness. Medscape provides a wide range of customer support services through a staff of customer service personnel, multiple call centers and an e-mail help desk. The Company also offers Web-based support services that are available outside of normal business hours and are frequently updated to improve existing information and to support new services. The Company's ongoing telephone support is accessible by a toll-free telephone number and is available from either 5 a.m. to 6 p.m. Pacific time, Monday through Friday or, for an additional charge, outside of normal business hours. The Company's operators screen all requests for telephone support and direct the call to the appropriate customer service personnel. Technical support personnel are responsible for consulting with the Company's strategic partners about technical support issues and for resolving technical problems encountered by users, strategic partners or other parties. Medscape also employs technical support personnel who work closely with the Company's direct sales force, distribution partners and customers. Medscape provides its customers with the ability to purchase maintenance for the Company's applications and services, which includes technical support and upgrades. Medscape service and support professionals also provide training programs for the Company's customers.

    In addition, the Company provides enterprise planning, site evaluation, work-flow preparation, interface development and installation and training of physicians and their staff in connection with the implementation of Medscape's Logician digital health record application. Enterprise and site evaluations allow Medscape to understand how best to implement the Company's Logician by Medscape application within the physician's enterprise and office work flow environment. The objective of the implementation process is to maximize the benefits of digital health records to the physician's enterprise and practice.

SALES AND MARKETING

    Medscape markets its products and services to an increasingly diversified network of physicians, pharmaceutical companies, large private healthcare consumers, and integrated healthcare delivery networks and healthcare consumers. In 1998, VHA, Inc. accounted for approximately 20% of total revenues. During 1999, Baylor College of Medicine accounted for approximately 16% of total revenues, and Texas Children's Hospital accounted for approximately 13% of total revenues. Due primarily to the expansion and diversification of the Company's customer base, no single customer comprised more than 10% of total revenues during 2000. The Company's current customers also include General Motors Corporation, one of the nation's largest private consumers of healthcare services and GlaxoSmithKline, one of the world's largest pharmaceutical companies. Other major customers include academic medical centers such as Baylor College of Medicine, integrated healthcare delivery networks such as Providence Health System in Portland, Oregon, and the NASA space shuttle program and the International Space Station program.

    The Company's sales and marketing programs are organized around the Company's main customer segments: pharmaceutical companies, integrated healthcare delivery systems, physicians in private practice, self-insured employers and personal healthcare consumers. The Company's products and services are distributed by a nationwide direct sales force, a complementary inside sales team, a select number of strategic distribution partners and directly through the Internet. Medscape also partners with national consulting firms and systems integrators to deliver complete information technology solutions for large system customers.

    Pharmaceutical Companies.  Medscape sells advertising and sponsorships, market research and other services to pharmaceutical companies. Medscape's Internet capabilities and informational resources offer advantages over traditional mail surveys and focus groups in terms of speed and cost savings.

    Private Healthcare Consumers.  Medscape recently began selling to private healthcare consumers. Medscape's technologies may help its partners to achieve improvement in the quality of patient care by reducing medical errors and may lead to reducing healthcare costs.

    Integrated Healthcare Delivery Systems.  Medscape approaches the integrated healthcare delivery system market primarily through direct sales and distribution partners. Medscape believes the Company's access to premier reference accounts plays an important role in the Company's sales process.

    Physicians in Private Practice.  Medscape promotes the Company's products and services to physicians in private practice with programs designed to take advantage of the value of peer-to-peer relationships in the physician community. In contrast to the national image-building campaign required for sales to large health systems, Medscape is building the Company's individual physician sales and marketing campaign around activities that will increase adoption of Medscape Charts. Sales will be offered primarily through online subscription capabilities supported by an inside telephone sales team.

    Personal Healthcare Consumers.  Medscape believes marketing programs for personal healthcare consumers are likely to be more successful when they are supported by the existing relationship between the physician or local health system and their patients. Medscape believes the Company's launch of AboutMyHealth.com will contribute to that relationship and related marketing efforts.

    Medscape's sales, marketing and business development resources are located at the Company's facilities in Oregon, New York, and Tennessee, while the Company's account representatives are deployed throughout the United States.

STRATEGIC RELATIONSHIPS

    Medscape forms strategic alliances where the relationship affords Medscape an opportunity to advance and accelerate the development of new markets, to develop new products and services, and to enhance existing products and services. The objectives and goals for a strategic alliance can also include technology exchange and joint sales and marketing. Certain of our strategic alliances are listed below:

    General Motors Corporation.  General Motors Corporation (GM), the world's largest vehicle manufacturer, designs, builds and markets cars and trucks worldwide. GM is also the United States' largest private purchaser of healthcare. In January 2001, GM and Medscape entered into an e-business healthcare alliance. In accordance with the agreement, GM will sponsor the use of certain of Medscape's computer-based technologies to facilitate improvement in the quality of patient care by reducing medical errors while lowering healthcare costs for GM. Under the alliance, GM and Medscape will cooperate on a three-year program to encourage U.S. physicians to use hand-held computer devices which use applications from the Medscape Mobile suite of products for prescriptions and to adopt Medscape's digital health record application Medscape Logician ASP. As part of the strategic alliance, GM received warrants for 5 million shares of Medscape common stock. GM and Medscape will also share in the cost savings realized by GM primarily from physician usage of Medscape Mobile applications.

    Viacom, Inc.  Viacom, Inc. is a leader in the creation, promotion, and distribution of entertainment, news, sports, and music. In July 1999, the Company and CBS Corporation, which subsequently merged with Viacom, Inc., entered into an agreement under which the Company will receive approximately $150 million in advertising and promotion in the United States over a seven-year period. Medscape also was granted a license to the "CBS" trademark and "Eye" design and selected health-related news content. As part of this strategic relationship, Medscape provides some healthcare-related content to CBS radio and television news broadcasts as well as certain other Viacom media properties. Additionally, CBSHealthWatch.com is the exclusive healthcare Internet site integrated into CBS News programming.

    VHA, Inc.  A nationwide network of more than 1,750 leading community-owned healthcare organizations and their physicians, the VHA network comprises approximately 24% of U.S. community hospitals, with over 175,000 physicians. Logician by Medscape is a core application of VHA's Physician Linkage strategy, developed by VHA Information Services to provide physician practices with electronic access to patient information and clinical decision-support tools.

COMPETITION

Digital Health Record and Transcription Competitors

    High growth, intense competition, and technological change characterize the market for electronic healthcare information services and e-commerce. Medscape faces competition from many companies with significantly greater financial resources, well-established brand names and large installed customer bases. Medscape expects significant competition from:

    Traditional Healthcare Information System Vendors.  These vendors, including Cerner Corporation, Epic Systems Corporation, IDX Corporation, McKesson/HBOC, Medic, a division of Misys PLC, Shared Medical Systems Corporation, CyBear, Inc., Eclipsys Corp., QuadraMed Corp, and

MedPlus, Inc. focus on providing information systems to large healthcare enterprises and physician practice groups. They have large installed bases of customers and generally offer solutions to a broad range of customer problems.

    Vendors with PDA-based Solutions.  The rapid adoption of PDA handheld devices (notably using the Palm operating system or the Pocket PC platforms) has given credence to a new generation of vendors providing applications that run on those platforms. While many of the proposed business models remain unproven, the high relative penetration of handheld devices suggests that any vendor who achieves success in this market has the opportunity to achieve a significant foothold. Potential competitors in this category include AllScripts, ePocrates, ePhysician, iScribe, Parkstone, and others.

    Other Healthcare Information System Consolidators or Disintermediators.  The availability of Web-based consolidators and the transition of the healthcare supply chain economics to the Internet have paved the way for other vendors to play the role of either strongly complementary partners or formidable competitors. These could include any of the service suppliers seeking to maintain control of the supply chain such as the national labs (LabCorp, Quest), the Pharmacy Benefit Management companies (Merck-Medco, ExpressScripts, AdvancePCS), business consolidators such as WebMD, Medem, or Healthvision or major players in the supply chain network such as NDC, Envoy, or others. The Company also expects significant competition from transcription service vendors including MedQuist, EdiX, HealthScribe, Lernout & Hauspie (L&H) and Capital MT.

    Also, Internet healthcare companies are focusing on a wide variety of areas including automating financial, administrative and clinical transactions, such as WebMD and Iscribe; attracting physicians and other health professionals with clinical content, tools and medical education, such as Mediconsult, Healthgate, theheart.org and Healthstream; targeting the consumer health area, including drkoop.com, iVillage and HealthCentral for content as well as online pharmacies such as Drugstore.com, Inc.

    Each of these companies can be expected to compete with the Company within segments of the evolving Internet healthcare market. Major Internet companies, including those not currently specializing in the healthcare industry, may also enter the Company's markets. Certain of these companies may have longer operating histories, larger customer bases, substantially greater financial, technical, sales and marketing resources and greater name recognition than Medscape does and the Company may not be able to compete successfully against these companies.

Internet Portal Competitors

    The Company faces competition both in attracting visitor traffic and in generating revenue across all its business lines. Medscape competes with numerous companies and organizations for the attention of medical professionals and consumers including traditional off-line media such as print journals, conferences, continuing medical education programs and symposia. Medscape also faces significant competition from online information resources. There are many healthcare-related Web sites available on the Internet. Also, several large consumer sites offer specialized healthcare channels as part of their general services. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations.

    Some of the Company's current and potential competitors may have competitive advantages compared to Medscape, including:

  •
  Greater resources to devote to the development, promotion and sale of their services.

  •
  Greater financial, technical and marketing resources.

  •
  Greater brand recognition.

  •
  Larger customer and user bases.

    The Company believes that the principal competitive factors in attracting and retaining members are the depth, breadth and timeliness of services and brand recognition. Other important factors in attracting and retaining members include ease of use, quality of service and cost. Medscape believes that the principal competitive factors that will continue to attract advertisers and sponsors to Medscape.com and its consumer sites include price, the number of medical professionals and consumers who use Medscape's Web sites, the demographics of its member base and the creative implementation of advertisement placements.

    Competition is likely to increase as new companies enter the market and current competitors expand their services. There can be no assurance that Medscape will be able to compete successfully against current and future competitors or that the competitive pressures Medscape faces will not seriously harm its business.

TECHNOLOGY

Digital Health Record Applications

    The Company's DHR applications use a fault tolerant configuration of Web, application and database server computers interconnected through redundant, high speed network components at Medscape's third-party data center. The data center incorporates various technologies to protect the transmission of sensitive and confidential patient medical record data over the Internet. These include authentication, data encryption techniques, network firewalls, personnel policies, controlled physical access to the data centers and security audits of those sites. The Company's services are linked to systems that provide data protection through techniques such as replication. Medscape requires on-site backup power systems in the data center and intends to install similar facilities in any of the Company's back-up data centers. These safeguards are designed to provide a reliable and protected environment for the storage and exchange of confidential patient and customer data. Although Medscape believes the Company's facilities are resistant to systems failure and sabotage, Medscape is in the process of further developing and implementing disaster recovery and contingency operation plans.

    The Company's Logician by Medscape product line runs on Oracle Corporation's database products. Medscape licenses these databases from Oracle under an Oracle alliance agreement. As an alliance member, Medscape has been given the right to sublicense the database software to the Company's customers.

Internet Portals

    Medscape's Internet portals are supported by reliable and expandable system platforms. Using a combination of proprietary online solutions and commercially available licensed technologies, the Company has deployed systems for online content dissemination, site analysis, and web and email based member support.

    The Company has developed a database management and online publication system to index, retrieve and display information. This system allows for rapid searching, viewing and distribution of content including text, photos, graphics and other images. The Company's hardware and software systems are based on a distributed processing model that allows applications to be distributed among multiple parallel servers. The Company's hardware servers, storage systems, Internet connections and networks are designed to allow its online systems to operate 24 hours a day and seven days a week.

    The Company maintains offsite redundant systems and facilities and has outsourced its Web-hosting operations to a third party facility, Exodus Communications. The Company undertook this outsourcing to help provide faster and more reliable connections to the Internet and enhanced reliability and expandability.

Transcription Services

    The Company's transcription and voice capture applications use a fault tolerant configuration of Web, application and database servers interconnected through redundant, high speed network components at Medscape's data center in Nashville. The data center incorporates various technologies to protect the transmission of highly sensitive and confidential patient medical record data over the Internet. These include authentication, network firewalls, personnel policies, controlled physical access to the data center and security audits. All mission critical servers and their data are protected via both hardware and software backup. Medscape has installed onsite backup power systems in the data center. These safeguards are designed to provide a reliable and protected environment for the storage and exchange of confidential patient and customer data. Although Medscape believes its facilities are resistant to systems failure and sabotage, the Company is in the process of further developing and implementing disaster recovery and contingency operation plans.

DEVELOPMENT AND ENGINEERING

    Medscape believes the Company's future success will depend on its ability to continue to maintain and enhance the Company's Internet portals, DHR software applications and other services. Medscape has developed applications and services in-house and through acquisitions. Medscape intends to continue to work closely with other strategic partners in certain developmental efforts.

    Medscape has several significant projects currently in development. These include the continued enhancement of Logician by Medscape and Medscape Charts product lines, its Internet portals Medscape.com, CBSHealthWatch.com, and AboutMyHealth.com., and the introduction of new product lines such as those within the Medscape Mobile suite. All of these product lines require the development of interfaces with a variety of strategic clinical information partners.

    Rapid technological developments and evolving industry standards characterize the emerging market for Internet-based business models, digital health records and associated transaction processing. The emerging nature of this market and its rapid evolution will require that Medscape continually improve the performance, features and reliability of its products and services in response to competing offerings.

    Medscape seeks to use when possible the most effective and innovative technologies. The success of new product and service introductions is dependent on several factors, including: proper definition of new applications or services; appropriate staffing of expertise on the particular assignment; timely completion and introduction of new products and services; and differentiation of new products and services from those of Medscape's competitors.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

    The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase or decrease government involvement in healthcare or change the operating environment for the Company's potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for the Company's products and services. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management, which may enhance the marketability of the Company's applications and services. Medscape cannot predict with any certainty what impact, if any, these proposals or healthcare reforms might have on the Company's business, financial condition and results of operations.

    A final rule promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") in December 2000 regulates the use and disclosure of individually identifiable information in any form, whether written, oral or electronic, by health plans, providers and clearinghouses. Under certain circumstances, HIPAA requires patient consent from health plans, health care providers, and clearing houses prior to the disclosure of protected identifiable health information. HIPAA also establishes rules about individuals' rights to access or amend their own or someone else's medical information, and to receive written notice of information practices, including uses of such information by health plans, providers and clearinghouses. Such organizations, as well as the associates they do business with, will need to establish procedures and systems that will help achieve this and to accommodate individuals' requests. HIPAA and various state laws, in relation to the concern about patient record confidentiality, require holders of medical records to implement security and other necessary measures, which may prove to be expensive and restrict health care providers from utilizing our products for the transmission of medical records. Final HIPAA regulations on the topic of security for health information are expected in the near future.

    Because of its relationships with organizations covered by the HIPAA privacy regulations, Medscape will need to provide contractual assurances to those organizations that Medscape's products and services are consistent with applicable requirements of the regulations. Although the regulations themselves will not become effective until early 2003, the Company is already receiving inquiries from customers about HIPAA compliance. Medscape's Digital Health Record products already contain many features that can assist customers in achieving HIPAA compliance. The Company intends for all its products and services to meet applicable HIPAA requirements by the time those regulations become effective.

    The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The Company does not believe that any of our current applications or services are subject to FDA jurisdiction or regulation; however, the Company plans to expand its application and service offerings into the areas that may subject the Company to FDA regulation. Any compliance with FDA regulations could prove to be time consuming, burdensome and expensive, which could have a material adverse effect on the Company's ability to introduce new applications or services in a timely manner.

    The confidentiality of patient records and the circumstances under which records may be released for inclusion in Medscape's databases are subject to state and federal laws. These laws require holders of medical records to implement security measures that may require substantial expenditures by the Company or materially restrict the ability of healthcare providers to submit information from patient records using Medscape's applications.

    In addition to existing state and federal laws and the HIPAA regulations, the United States or any state may adopt legislation to attempt to protect the privacy of medical records or healthcare information. Any legislation addressing these issues could affect the way in which Medscape is allowed to conduct business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

    Outside the United States, regulations concerning the Internet, privacy and transborder data flows are considerably more developed than regulations in the U.S. Medscape has developed some applications and services to be used on a worldwide basis and, consequently, may be required to comply with international regulations concerning the Internet and e-commerce, as well as with U.S.

regulations. Medscape is not certain of the immediate effect these regulations will have on the Company's business. These regulations also may have an adverse effect on Medscape's ability to compete internationally.

    The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and some other Internet activities. A recently passed law places a temporary moratorium on specific types of taxation on e-commerce. Medscape cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

    Medscape protects its intellectual property rights through a combination of license agreements, trademark, service mark, trade secret and copyright law, and contractual restrictions. The Company has been issued a number of trademarks and service marks by U.S. and foreign governmental authorities. The Company has applied for the registration of other trademarks, service marks, and patents in the U.S. and internationally. Medscape also holds a number of domain names and has applications for numerous domain names pending. Medscape seeks to protect its source code for its software, documentation and other written materials under trade secret and copyright laws. Medscape licenses its software under signed license agreements, which impose restrictions on the licensee's ability to utilize the software. The Company also enters into confidentiality agreements with employees, consultants, and other third parties and generally seeks to control access to and distribution of technology, documentation and other proprietary information.

    Medscape intends to remain dedicated to industry standards and to take steps to protect proprietary rights. Despite Medscape's efforts, there can be no assurance that intellectual property and other proprietary rights will be free from infringement by third parties. In addition, the global nature of the Internet makes it impossible to control the ultimate destination of services, and effective copyright and trademark protection may be unenforceable or limited in foreign countries.

EMPLOYEES

    As of December 31, 2000, Medscape employed approximately 1,030 persons, of whom there were approximately 430 in sales, general, and administrative services, 400 in medical transcription, and 200 in technical development and support. None of the Company's employees is a member of a labor union or is covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes it has good relations with its employees.

Item 2. Properties

    The Company's principal corporate offices are located at sites in Hillsboro, Oregon and New York, New York. The Company's main headquarters are in Hillsboro, Oregon totaling approximately 121,000 square feet of space under leases that expire in December 2007. During October 2000, the Company's New York corporate office was relocated to a facility consisting of approximately 83,000 square feet under two separate leasing agreements. Both agreements are in effect through January 2005 with (5) year renewal options. The Company also leases space for offices in Houston, Texas and Atascadero, California.

    Additionally, the Company leases space for its transcription services in Franklin, TN totaling approximately 26,000 square feet of space under a lease that expires in April 2005. For the transcription services, Medscape also leases a data center located in Nashville, TN totaling 13,729 square feet of space under a lease that expires in August 2003. In addition, Medscape leases space for a regional training center in Minot, North Dakota and a regional office in Altamont, New York.

    The Company owns substantially all of the equipment used in its facilities, except a few items held under a capital lease arrangement. The Company believes that its existing properties are in good condition and suitable for the conduct of its business. The Company believes its facilities are adequate for its current operations and that additional leased space can be obtained if needed.

Item 3. Legal Proceedings

    On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio (Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc.) against Network Health Services, Inc., predecessor to Total eMed, Inc. In November of 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff filed an amended complaint on June 1, 2000 that alleges breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleges that Mr. Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Service's business concepts and customer base. The complaint also alleges that Network Health Services committed other actionable offenses as described above. A scheduling order has been entered in this case setting it for trial in November 2001. The case is presently in the discovery phase. The Company does not believe that Network Health Services interfered in any way with the plaintiff's economic relationships and it intends to defend itself vigorously should the case proceed to trial.

    Medscape is not currently subject to any other material legal proceedings.

Item 4. Submissions of Matters to a Vote of Securities Holders

    No matters were submitted to a vote of security holders during the fourth quarter of Medscape's 2000 fiscal year.

Item 4A. Executive Officers of the Registrant

Name	Age	Position
Mark K. Leavitt	50	Chairman
David C. Moffenbeier	49	Chief Executive Officer and President
Kevin D. Hutchinson	37	Chief Operating Officer
Donald A. Bloodworth	44	Executive Vice President and Chief Financial Officer
Mark E. Boulding	40	General Counsel and Executive Vice President, Government and Regulatory Affairs, Secretary
George D. Lundberg	67	Executive Vice President, Editor in Chief
Arthur N. Leibowitz	53	Executive Vice President, Digital Health Strategy and Business Development
Kelly Gill	46	Executive Vice President, Transcription Services
Thomas M. Watson	51	Executive Vice President, Application Sales

    Mark K. Leavitt, MD, PhD has been Chairman of the Board of the Company since 1985. Dr. Leavitt founded MedicaLogic in 1985 and served as the Chief Executive Officer from 1985 until May 2000. From 1992 to 1996 he served as a faculty member for St. Vincent Internal Medicine Family Practice and concurrently served as Medical Director and Regional Information Systems Director for

Sisters of Providence Health Care System from 1992 to 1994. From 1982 to 1992, Dr. Leavitt operated a private practice of internal medicine. From December 1997 to June 1998, he served on the Board of Directors of Physician Partners, Inc.

    David C. Moffenbeier became President and Chief Executive Officer in May 2000. From 1994 until May 2000, he served as Chief Operating Officer of the Company. Mr. Moffenbeier has been a Director of the Company since 1994. From 1993 to 1994, Mr. Moffenbeier served as Chairman of the Board of Directors of Summit Design Inc., a supplier of software tools for integrated circuits. Previously, Mr. Moffenbeier co-founded Mentor Graphics Corp., a manufacturer of hardware and software for electronic design automation, where he served as a Director from 1981 to 1993 and as its Chief Financial Officer from 1981 to 1984, its Vice President of International Sales from 1985 to 1988 and its Vice President of Worldwide Sales from 1989 to 1993. He currently serves on the Board of Directors of Providence Good Health Plan, a health care management organization.

    Kevin D. Hutchinson became the Chief Operating Officer in September 2000. Prior to joining the Company, he served as the Vice President of Business Operations of VHA, Inc. from January 2000 to September 2000 and as a participating member of the Senior Management Executive Committee. Mr. Hutchinson held various other positions with VHA, Inc. from October 1995 to September 2000. Prior to October 1995, he held various positions in sales and sales management with International Business Machines Corporation and with Oracle Corporation.

    Donald A. Bloodworth became the Chief Financial Officer in December 2000. Prior to joining the Company, Mr. Bloodworth served as Chief Financial Officer for GST Telecommunications from March 2000 to December 2000. From September 1999 to March 2000, he was the Vice President and Corporate Controller of 3Com Corporation. From October 1997 until September 1999, he was the Vice President of Business Systems Integration for PacifiCorp. From April 1997 until September 1997, Mr. Bloodworth was the Corporate Controller for AirTouch Communications. Prior to April of 1997, Mr. Bloodworth served for thirteen years in various finance capacities at PacifiCorp, including Corporate Controller.

    Mark Boulding became the General Counsel and Executive Vice President of Government and Regulatory Affairs when Medscape, Inc. merged with the Company in May 2000. Prior to the merger, Mr. Boulding served as the General Counsel and Vice President of Regulatory Affairs of Medscape, Inc. from June 1999 to May 2000. Prior to joining Medscape, Mr. Boulding was a lawyer in private practice in Washington D.C. from 1991 to June 1999. Mr. Boulding is a co-founder and sits on the Board of Directors of the Internet Healthcare Coalition. He also participates as Medscape's representative on the Board of Directors of the Health Internet Ethics ("Hi-Ethics") self-regulatory association.

    George D. Lundberg, MD became the Executive Vice President and Editor in Chief when Medscape, Inc. merged with the Company in May 2000. Prior to the merger, he served as Editor in Chief of Medscape, Inc. from February 1999 to May 2000. Dr. Lundberg became a Director of the Company in August 2000. Prior to joining the Company, he served as Editor of the Journal of the American Medical Association and also served as the Editor in Chief of Scientific Information and Multimedia, a publication of the American Medical Association, for seventeen years.

    Arthur N. Leibowitz, MD became the Executive Vice President, Digital Health Strategy and Business Development and a Director in December 2000. Prior to joining the Company, he served as the Chief Medical Officer for Aetna U.S. Healthcare from 1992 to December 2000 and held various other positions from 1987 to 1992. Prior to 1987, Dr. Leibowitz was in private practice.

    Kelly Gill became the Executive Vice President, Transcription Services in May 2000 when Total eMed, Inc. was acquired by the Company. He has served as the Chief Operating Officer of Total eMed, Inc. since August 1999. Prior to joining Total eMed, Inc., he served as the President and Chief

Executive Officer of Healthcare Innovations, Inc. from August 1997 to July 1999. From March 1995 to August 1997 he served as the President of American Rehability Services, Inc.

    Thomas M. Watson became the Executive Vice President, Application Sales in May 2000. Prior to May 2000, he served as Senior Vice President, Worldwide Sales and Professional Services of the Company since March 1999 and from 1997 to March 1999, Mr. Watson served as Vice President, Sales. Prior to joining the Company, Mr. Watson served as Vice President of Sales at PHAMIS Inc. from 1989 to 1997. Prior to 1989, he held senior sales and management positions at McDonnell Douglas Health Systems, Shared Medical Systems, and Mercy Catholic Medical Center.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock has traded on the Nasdaq National Market under the symbol "MDLI" since December 10, 1999. Prior to that date, there was no public market for the Company's common stock and, therefore, no quoted market prices for the Company's common stock are available for the periods prior to December 10, 1999.

    As of December 31, 2000, Medscape had 55,657,348 shares of common stock outstanding held by approximately 452 shareholders of record. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The following table sets forth the high and low sales prices reported on the Nasdaq National Market for the Company's common stock for the periods indicated:

	Quarter Ended	Low	High
1999	December 31, 1999 (commencing December 10, 1999)	$18.25	$29.63
2000	March 31, 2000	13.13	54.00
	June 30, 2000	5.94	19.81
	September 30, 2000	3.50	9.25
	December 31, 2000	1.50	4.97

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

    In June 2000, Medscape issued 5,707 shares of Common Stock to Baylor College of Medicine pursuant to an agreement described in the Company's prospectus dated December 9, 1999 that provides for the issuance of shares of Common Stock to Baylor upon certain purchases of Logician licenses from the Company. The shares were issued to Baylor as a result of purchases of Logician licenses by institutions in Houston, Texas totaling approximately $90,000. The estimated value of the shares at the time of issuance was approximately $7.88 a share. The shares of Common Stock were offered and sold by Medscape in accordance with the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Changes in Securities and Use of Proceeds

    On May 11, 2000 the Company issued approximately 7,450,000 shares of our common stock as consideration for the acquisition of Total eMed, Inc., valued at approximately $317.9 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options to purchase approximately 550,000 shares of the Company's common stock in replacement of the Total eMed options held primarily by Total eMed's employees, who joined the Company after the closing of the acquisition, valued at approximately $21.2 million.

    On May 19, 2000 the Company issued approximately 14,932,000 shares of our common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately

$4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of our common stock valued at approximately $82.3 million in replacement of the Medscape, Inc., options held primarily by Medscape, Inc.'s employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

    The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation. BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of approximately $115.3 million, including the overallotment option. Underwriter discounts and commissions totaled approximately $8.1. The Company paid an estimated total of approximately $3.0 million for other expenses in connection with the initial public offering. Proceeds to the Company, net of underwriting discounts, commissions and other expenses, were approximately $104.3 million. Through December 31, 2000, net proceeds from the initial public offering of approximately $16.8 million were used to complete mergers and acquisitions, approximately $80.0 million were used for general operating expense for the year ended December 31, 2000 and a net balance of approximately $9.9 million was invested in short-term investments at December 31, 2000.

Item 6. Selected Financial Data

    This summary should be read together with the consolidated financial statements, notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Selected Financial Data:
Revenues	$48,155	$19,717	$16,160	$12,807	$9,664
Net loss	(321,471)	(27,987)	(7,232)	(10,819)	(10,364)
Basic and diluted net loss per share	(6.96)	(3.07)	(1.06)	(1.64)	(1.64)
Total assets	966,397	168,354	24,308	22,072	26,074
Long-term obligations, net of current portion	4,591	2,233	679	278	977
Convertible redeemable preferred stock subscribed or issued	15,800	—	49,782	42,791	35,867
Total shareholders' equity (deficit)	895,727	149,840	(32,439)	(26,093)	(15,317)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS.

    Except for historical information, this report contains, including the following discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "believes", "intends" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.

Forward-looking statements include statements regarding the rate of growth and acceptance of Medscape's Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, transcription services, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. Medscape wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors described under "Risk Factors" may cause Medscape's results to differ materially from those stated in the forward-looking statements. The following discussions also should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included herein.

OVERVIEW

    Medscape was founded in 1985 as MedicaLogic, Inc., and until 2000 was solely focused on the development, marketing and support of digital health record systems. The Company expanded its products and services during 2000 as a result of its merger with Medscape, Inc., and the acquisitions of Total eMed, Inc. and AnywhereMD, Inc. These transactions added the following assets, respectively: leading Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/STM platform. Since September 2000, the Company has done business under the name Medscape.

    Medscape is a leading provider of digital health record systems for the healthcare industry. The DHR replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 17.2 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees. Major customers include academic medical centers such as Baylor College of Medicine, integrated healthcare delivery networks such as Providence Health System in Portland, Oregon, and the NASA space shuttle program and the International Space Station program.

    The Company's award-winning Internet portals are Medscape.com for physicians and other healthcare professionals, and CBSHealthWatch.com for consumers. Through Medscape.com, the Company provides medical news, articles, and conference coverage as well as accredited continuing professional education programs. As of December 31, 2000, more than 560,000 physicians and 1.6 million allied healthcare professionals worldwide had registered at Medscape.com, and during the year 2000 more than 100,000 hours of accredited continuing professional education were delivered via the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer's perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on certain Viacom media properties, including CBS. The Internet portal line of business derives revenue from advertising and sponsorship. Major customers include leading pharmaceutical manufacturing companies such as GlaxoSmithKline, Merck, Pfizer, and Warner-Lambert.

    The Company's newly emerging line of business is the Digital Healthcare Partnership. These partnerships combine a number of the Company's products and services, and may also be augmented with reports and data produced from its DHR products and Internet portals. To protect the privacy of individual, identifiable health information, these reports provide only aggregated, statistical information about substantial populations. Digital Healthcare Partnerships can focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company's first two Digital Healthcare Partnerships have recently been announced with GlaxoSmithKline, the world's largest pharmaceutical company, and with General Motors Corporation, the nation's largest private purchaser of healthcare services.

MERGER, ACQUISITIONS AND OTHER INVESTMENT

    The Company completed its merger with Medscape, Inc. and its acquisition of Total eMed, Inc. during May 2000 by acquiring all the outstanding capital stock of Medscape, Inc. and Total eMed, Inc. in transactions accounted for using the purchase method of accounting for acquisitions. The Company issued approximately 14,932,000 and 7,450,000 shares, respectively, of the Company's common stock in the transactions. The total purchase price, including acquisition expenses and the estimated fair value of converted warrants and options, was approximately $1,068 million, and resulted in goodwill of approximately $924 million, which is being amortized over approximately 3 to 4 years.

    The Company has integrated both Medscape, Inc.'s and Total eMed, Inc.'s products into its suite of offerings, including the DHR, creating one of the most comprehensive offerings of healthcare information solutions anywhere. Accordingly, the Company embarked on a plan to properly size the business and focus our attention and efforts on key success factors. This led to the consolidation of duplicate functions and activities, resulting in a reduction of the Company's workforce, a reduction in total facilities, and the impairment of certain assets. Medscape expects full implementation of the workforce reductions during the first quarter of 2001, with the realization of the cost benefits throughout 2001.

    In April 2000, the Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc. for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method of accounting for acquisitions and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values at the acquisition date. Goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

    The results of operations and cash flows of all acquisitions during the period have been included in the Company's consolidated financial statements from the respective date of acquisition forward.

    Since the date of the merger and acquisitions, there has been a substantial decline in the market value of these types of companies. While operating results of these entities are consistent with original projections, the changed market conditions could result in an impairment of goodwill and other long lived assets if they are disposed of near-term. Competition, worsening economic conditions or other factors could also contribute to an impairment of these assets if undiscounted cash flows do not continue to improve.

    During June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash. The investment is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com. In December 2000, the Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

RECENT DEVELOPMENTS

    In January 2001, the Company announced an e-business healthcare alliance with General Motors Corporation ("GM") whereby GM and Medscape will cooperate on a three-year program to encourage U.S. physicians to use hand-held computer devices for prescribing drugs and accessing DHRs. GM will sponsor Medscape's distribution of hand-held Palm OS devices pre-installed with Medscape's prescription software, Medscape Mobile, to a limited number of physicians who treat GM enrollees across the country. The devices will have the ability to prompt doctors to consider medically equivalent, lower cost and/or generic drug alternatives, and allow for easier compliance with health plan formulary requirements. They will also include drug reference tools containing drug-drug interaction data. As part of the strategic alliance, GM will receive warrants for 5 million shares of the Company's common stock, and GM and Medscape will share in any savings from prescription drug claims realized directly from usage of Medscape Mobile.

    In January 2001, Medscape closed a $17.8 million capital financing arrangement of which $15.8 million was received prior to December 31, 2000 and has been recorded as convertible redeemable preferred stock subscribed. The financing involves the issuance of 5,933,332 shares of convertible preferred stock at $3 per share, with associated warrants to purchase 4,537,254 shares of common stock at an exercise price of $.01 per share. The preferred stock carries a cumulative annual dividend of $0.27 per share, is convertible into common stock on a share for share basis at the option of the investors or automatically if certain conditions are met, is redeemable under certain circumstances, is entitled to appoint a director to the Company's board of directors, and contains approval rights over certain corporate actions. As a result of the closing of the financing, Soros Fund Management LLC and its affiliates own approximately 13.6% of the Company's issued and outstanding common stock (on an as if converted basis). Entities affiliated with Soros have been involved in previous rounds of financing for Medscape prior to the Company's initial public offering in December 1999.

RESULTS OF OPERATIONS

    The following table sets forth the Company's revenues, operating expenses, other income and expense and net loss as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998.

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application licenses and support services	43.8%	100.0%	100.0%
Sponsorship and advertising	42.5	—	—
Transcription services	13.7	—	—

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of operations	77.1	38.7	39.1
Marketing and sales	110.6	101.1	45.6
Research and development	38.7	61.6	46.7
General and administrative	41.7	25.4	6.7
Depreciation and amortization	458.0	20.7	9.5
Restructuring and other charges	53.6	—	—

Total operating expenses	779.7	247.5	147.6

Operating loss	(679.7)	(147.5)	(47.6)

Other income, net	12.1	5.6	2.9

Net loss	(667.6)%	(141.9)%	(44.7)%

KEY METRICS

    The following table highlights the key metrics the Company uses to measure adoption of its products and services (in thousands).

	December 31,
	2000	1999		1998
Registered Digital Health Record (DHR) application users:
Logician by Medscape	11	8		5
Medscape Mobile	43	—		—
Other Internet-based and hand-held products	15	—		—

Total registered DHR application users	69	8		5

Total Digital Health Records	17,200	8,100		5,800

Registered Internet portal users:
Physicians	560	280	(1)	39	(1)
Allied health professionals	1,600	860	(1)	72	(1)
Consumers	1,100	630	(1)	42	(1)

Total registered Internet portal users	3,260	1,700	(1)	153	(1)

(1)
Registered Internet portal users for the years ended December 31, 1999 and 1998 presented above are those of Medscape, Inc. which merged with MedicaLogic, Inc. during 2000 as described in Mergers, Acquisitions and Other Investments above.

    Clinician users of Logician by Medscape, the Company's most advanced DHR application, increased approximately 37.5% and 60.0% during each of the years ended December 31, 2000 and 1999, respectively, due to the continued adoption of Medscape's DHR applications. Medscape Mobile was launched on September 21, 2000 and at December 31, 2000, the Company had approximately 43,000 physician and other healthcare professional users of Medscape Mobile. Clinician users of the Company's other Internet-based and handheld products, including Web-based transcription and other clinical documentation applications, totaled approximately 15,000 at December 31, 2000.

    The total number of DHRs in the Company's systems at December 31, 2000, 1999, and 1998 increased approximately 112.3% and 39.7% during each of the years ended December 31, 2000 and 1999, respectively.

    Total registered users of Medscape's Internet portals was approximately 3.3 million as of December 31, 2000 and was comprised of approximately 560,000 registered physician, 1.6 million registered allied healthcare professional and 1.1 registered consumer users.

Years Ended December 31, 2000, 1999 and 1998

Revenues

    The following table presents total revenues of the Company for each of the three years ended December 31, 2000, 1999 and 1998 (in thousands, except percentages).

	Years ended December 31,
	2000		1999		1998
Revenues:
Application license and support service	$21,104	43.8%	$19,717	100.0%	$16,160	100.0%
Sponsorship and advertising	20,483	42.5	—	—	—	—
Transcription service	6,568	13.7	—	—	—	—

Total revenues	$48,155	100.0%	$19,717	100.0%	$16,160	100.0%

Application License and Support Service Revenues

    Application license and support service revenues consist of revenues from license fees charged for the use of Medscape's server-based, Internet and wireless DHR applications, including subscription based license fees, and related service and support fees.

    DHR application fees include software license sales of primarily Logician by Medscape, the Company's server-based application, and revenues from Medscape's wireless and hand-held applications, which include Medscape Mobile. Service and support fees are comprised of installation services and support contracts for DHR applications. Subscription fees consist of recurring charges primarily from users of Medscape's Internet-based, wireless and Logician ASP products.

    For the year ended December 31, 2000, total application license and support service revenues increased from $19.7 million to $21.1 million, or approximately 7.1% over the year ended December 31, 1999. This increase resulted primarily from the introduction of new product offerings and businesses acquired during 2000, offset in part by an expected decrease in software license revenue as the Company moved to ASP and subscription-based models for certain product offerings.

    During the fourth quarter of 2000, the Company amended its agreement with a customer that allowed Medscape to use this customer as a reference site in exchange for shares of the Company's common stock. Under the terms of the agreement, the issuance of Medscape's common stock is contingent upon sales by the Company of additional licenses to the customer or to third parties in the customer's geographic area. The amendment reduced the customer's eligibility to receive common stock by 50% and extended the agreement through December 31, 2004. The amendment resulted in the recognition of approximately $800,000 that had been included in non-current deferred revenue. As of December 31, 2000, the remaining balance in long-term deferred revenue was approximately $814,000.

    For the year ended December 31, 1999, total application license and support service revenues increased from $16.2 million to $19.7 million, or approximately 21.6%, over the year ended December 31, 1998. This increase resulted primarily from an increase in the average selling price of the Company's licensed products, as well as revenues from companies acquired during 1999. This increase was offset in part by an expected decrease in software license revenue as the Company moved to subscription-based models for certain product offerings.

Sponsorship and Advertising

    Sponsorship and advertising revenues consist of revenues, primarily from pharmaceutical companies, which sponsor certain activity and purchase advertising services on Medscape's Internet portals including:

  •
  banner advertising, which is based on a specified number of impressions delivered.

  •
  sponsorship activities from the development of client-sponsored content, including modules on specific disease topics.

  •
  editorial coverage of medical conferences, including continuing medical education activities.

    For the year ended December 31, 2000, sponsorship and advertising revenues were approximately $20.5 million, and were a new source of revenue for the Company resulting primarily from the merger with Medscape, Inc. completed in May 2000.

Transcription Service Revenues

    Transcription service revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems.

    For the year ended December 31, 2000, transcription service revenues were approximately $6.6 million, and were a new source of revenue for Medscape resulting primarily from the acquisition of Total eMed, Inc. during May 2000. Transcription service revenues are expected to increase at a slower growth rate compared to the Company's other revenue sources primarily due to the Company's intention to reduce the cash requirements for this line of business and as the Company continues to increase operating efficiencies throughout 2001.

Operating Expenses

    The following table and related discussion highlights the operating expenses of the Company for the years ended December 31, 2000, 1999, and 1998 (in thousands, except percentages).

	Years ended December 31,
	2000		1999		1998
Total revenues	$48,155	100.0%	$19,717	100.0%	$16,160	100.0%

Operating expenses:
Cost of operations	37,135	77.1	7,638	38.7	6,319	39.1
Sales and marketing	53,268	110.6	19,924	101.1	7,374	45.6
Research and development	18,643	38.7	12,152	61.6	7,551	46.7
General and administrative	20,082	41.7	5,010	25.4	1,077	6.7
Depreciation and amortization	220,528	458.0	4,077	20.7	1,537	9.5
Restructuring and other charges	25,815	53.6	—	—	—	—

Total operating expenses	$375,471	779.7%	$48,801	247.5%	$23,858	147.6%

Cost of Operations

    Cost of operations includes costs associated with building, maintaining, and upgrading the Company's DHR applications and data centers, certain licensing, editorial and content development costs, and cost of transcriptionists.

    For the year ended December 31, 2000, cost of operations increased from $7.6 million to $37.1 million, or approximately 388.2% over the year ended December 31, 1999, and increased as a percentage of total revenues from 38.7% to approximately 77.1%. The increase in cost of operations was primarily attributable to additional expenses for companies acquired during the year. As the Company continues to experience increases in DHR application adoption, Medscape expects costs of operations to increase in connection with anticipated increases in revenues. Additionally, the Company anticipates that its editorial and content expenses will increase with the quantity and quality of content available on Medscape online media properties and increased usage of these properties.

    For the year ended December 31, 1999, cost of operations increased from $6.3 million to $7.6 million, or approximately 20.6%, over the year ended December 31, 1998, and increased as a percentage of total revenue from 39.1% to 38.7%. The increase in costs of operations was principally the result of additional personnel costs required to support the installation and maintenance of DHR applications.

Sales and Marketing

    Sales and marketing expenses include costs to acquire and retain registered users of the Company's products, the operating expenses associated with ongoing sales and marketing efforts throughout the Company, and other general marketing costs to support the Company's multiple products and services.

    For the year ended December 31, 2000, sales and marketing expenses increased from $19.9 million to $53.3 million, or approximately 167.8% over the year ended December 31, 1999, and increased slightly as a percentage of total revenues from 101.1% to approximately 110.6%. The increase in sales and marketing expenses for the year ended December 31, 2000 was primarily due to the addition of costs from companies acquired during 2000, and increases in advertising and promotion costs associated with the Company's brand-building strategy, including the re-naming of the Company to Medscape.

    For the year ended December 31, 1999, sales and marketing expenses increased from $7.4 million to $19.9 million, or approximately 168.9% over the year ended 1998, and increased as a percentage of total revenues from 45.6% to 101.1%. Sales and marketing expenses for the year ended December 31, 1999 increased primarily from costs related to additional direct and indirect workforce requirement to promote and launch new products and an increase in trade shows appearances and public relations and advertising efforts in support of these product launches.

Research and Development

    Research and development costs consist primarily of expenses incurred for new application development, software application upgrades, and for enhancements to and maintenance of the Company's media offerings.

    For the year ended December 31, 2000, research and development expenses increased from approximately $12.2 million to $18.6 million, a 52.5% increase over the year ended December 31, 1999. The increase in research and development costs was primarily due to the inclusion of related costs from companies acquired during 2000, as well as an increase in the number of technical employees required to support additional growth of the Company's products and services.

    For the year ended December 31, 1999, research and development expenses increased from $7.6 million to $12.2 million, or approximately 60.5% over the year ended December 31, 1998. The increases in research and development expense for the year ended 1999 resulted primarily from additional development staff and contractors required to develop new products and product upgrades, and related equipment and facilities costs totaling approximately $4.9 million.

General and Administrative

    General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company's strategic initiatives.

    For the year ended December 31, 2000, general and administrative expenses increased from $5.0 million to $20.1 million, or approximately 302.0% over the year ended December 31, 1999. The increase in general and administrative costs primarily resulted from the addition of expenses from companies acquired during 2000, as well as increases in fees for professional accounting, finance, and legal services associated with compliance with public reporting requirements.

    For the year ended December 31, 1999, general and administrative expenses increased from $1.1 million to $5.0 million, or approximately 354.5% over the year ended December 31, 1998. The increase in general and administrative costs for the year ended December 31, 1999 resulted from the addition of administrative personnel and the use of contractors to support the growth of the Company's business and certain other expenses from companies acquired during 1999.

Depreciation and Amortization

    Depreciation and amortization expense increased to $220.5 million for the year ended December 31, 2000 compared to $4.1 million for the year ended December 31, 1999 and $1.5 million for the year ended December 31, 1998. The increase during 2000 resulted primarily of goodwill amortization from the acquisition and merger of Total eMed, Inc. and Medscape, Inc., respectively, completed in May 2000. The increase in 1999 resulted from the amortization of goodwill from the acquisition of PrimaCis Health Information Technology, Inc.

Restructuring and Other Charges

    During the year ended December 31, 2000, the Company's management approved certain restructuring plans intended to realign Medscape's organization in accordance with its major product lines, reduce infrastructure and overhead costs, and eliminate duplicative functions. Restructuring and related charges of approximately $17.5 million were expensed during the year. These charges were composed of accrued restructuring costs including employee separation costs, facility closure costs, impairments of certain assets, and certain contract cancellation expenses. The Company expects to substantially complete the initiatives contemplated in its restructuring plans during the first quarter of 2001. Medscape believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    In accordance with the Company's policy to periodically review its long-lived assets for potential impairments, Medscape recorded an $8.3 million charge during the fourth quarter of 2000 resulting from the write-down to fair value of its investment in Lifechart.com, Inc.

Other Income

    For the year ended December 31, 2000, other income increased from $1.1 million to $5.8 million, approximately 427.3% over the year ended December 31, 1999 primarily from the increase in investment income from cash equivalents and short-term investments generated from the initial public offering. Other income increased from $0.5 million in 1998 to $1.1 million in 1999. The increase from 1998 to 1999 in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments from issuance of preferred stock and the Company's initial public offering.

Provision for Income Taxes

    As a result of net operating losses in 2000 and prior years, the Company made no provision or benefit for federal or state income taxes. As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $281.8 million and research and experimentation credits of approximately $2.5 million which expire through 2020. Approximately $114.4 million of the net operating loss carryforwards are subject to an annual utilization limitation due to ownership changes in prior years.

Liquidity and Capital Resources

    The following table calculates the net operating loss before depreciation, amortization, restructuring and other charges (in thousands):

	Years Ended December 31,
	2000	1999	1998
Operating loss	$(327,316)	$(29,084)	$(7,698)
Depreciation and amortization	220,528	4,077	1,537
Restructuring and other charges	25,815	—	—

Operating loss before depreciation, amortization, restructuring and other charges	$(80,973)	$(25,007)	$(6,161)

    As of December 31, 2000, the Company's cash and cash equivalents balance totaled $43.5 million and short-term investments totaled $9.9 million, a decrease in total of $85.4 million from the December 31, 1999 balances of $110.3 million and a $28.5 million, respectively.

    The Company's operating activities resulted in net cash outflows of $78.0 million, $12.7 million, and $6.8 million for the years ended December 31, 2000, 1999 and 1998. Cash outflows in 2000, 1999 and 1998 resulted from the Company's expenditures in sales and marketing of $53.3 million, $19.9 million and $7.4 million, and research and development of $18.6 million, $12.2 million and $7.6 million, respectively, which contributed to operating losses of $327.3 million, $29.1 million and $7.7 million, respectively. Also contributing to cash outflows in 2000 were decreases in accounts payable of $6.8 million, resulting from the consolidation of accounting functions during 2000. These costs were partially offset by increases in prepaid assets of $2.0 million for purchases of prepaid maintenance contracts, prepaid insurance and prepaid royalties, and an increase of $1.0 million in deferred revenue due to the Company's increasing base of DHR application licenses.

    Investing activities resulted in net cash inflows of $0.5 million for the year ended December 31, 2000 and net cash outflows of $36.6 million and $1.2 million for the years ended December 31, 1999 and 1998, respectively. Cash outflows in 2000 resulted from fixed asset purchases, comprised of computer hardware and software as well as leasehold improvements related to leased facilities, of approximately $20.8 million and payments related to business acquisitions of approximately $16.8 million. These costs were offset by proceeds from short-term investments of $38.2 million. Cash outflows in 1999 resulted from net purchases of investments of $21.9 million in short-term instruments, $12.5 million related to the purchase of fixed assets and $2.1 million for the acquisition of PrimaCis Health Information Technology, Inc. Cash outflows in 1998 resulted from $1.3 million related to purchases of fixed assets.

    Financing activities provided cash of $10.6 million, $154.9 million and $7.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows in 2000 resulted primarily from the preferred stock subscription received in the amount of $15.8 million and the issuance of $2.6 million of common stock, offset by payments of long-term liabilities of $7.8 million. Cash flows in 1999 resulted primarily from the Company's initial public offering of $105.2 million, and the issuance of preferred stock in the amount of $47.8 million, offset by payments of $1.9 million for obligations under capital lease agreements and notes payable. Cash flows in 1998 resulted primarily from the issuance of preferred stock of $6.8 million. During the year ended December 31, 2000, the Company reached agreements to extend the due dates of certain cash payments previously required to have been made by the Company during the year. In January 2001, Medscape received from America Online, Inc. (AOL) a notice of breach due to the fact that the Company has not made its January 2001 payment to AOL of approximately $3 million. The Company and AOL are in negotiations with respect to this payment and the future of their financial relationship.

    In December 1999, the Company completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering were approximately $105.2 million. In addition, the Company closed a round of private funding in May 1999, raising approximately $34.8 million.

    Medscape currently anticipates that it will continue to experience modest growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, increases research and development spending, develops new distribution channels, expands its infrastructure, and improves its operational and financial systems. These operating expenses will consume a significant amount of the Company's cash resources. Management believes that the Company's current cash balances, its net proceeds from financing activities during 2000 and its anticipated revenue growth will be sufficient to meet its anticipated cash needs for working capital and capital expenditures throughout 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy the liquidity requirements, the Company may seek additional funds through public or private equity financing or from other sources, including the sale of certain of the Company's assets. However, there is no certainty that Medscape may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing. In addition, the Company may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact its liquidity requirements or cause the Company to issue additional equity or debt securities.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because Medscape currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

Factors That May Affect Future Results of Operations

If we do not achieve or maintain broad acceptance of our products and services by medical professionals, patients and other healthcare providers, our business will be harmed.

    Our business model depends on our ability both to sell our products and services to medical professionals and other healthcare providers and to generate usage by a large number of medical professionals and consumers. Failure to achieve broad acceptance of our products and services by physicians and other healthcare providers would severely limit our ability to implement our business model.

    Likewise, failure to achieve or maintain market acceptance of our web sites would result in a loss of revenue. Market acceptance of our web sites depends upon continued growth in the use of the Internet generally and, in particular, as a source of healthcare information services for medical professionals and consumers.

    Achieving market acceptance for our products and services will require substantial marketing efforts and the expenditure of significant financial and other resources. Use of our products and services requires medical professionals to integrate our products and services into their office work flow and to adopt different behavior patterns and new methods of conducting business and exchanging information. Medical professionals may not choose to use our products and services.

We have a history of net operating losses and may not be profitable in the future.

    Failure to achieve or maintain positive cash flows from operations could materially and adversely affect the market price of our common stock. We have incurred significant losses since we began doing business. As of December 31, 2000, we accumulated losses of approximately $385 million. We may not achieve favorable operating results or profitability in the foreseeable future.

To remain competitive, we may need additional financing, which may not be available on satisfactory terms or at all.

    We expect our existing cash will be sufficient for us to meet our working capital and capital expenditure requirements for at least the next 12 months. We may, however, need additional financing sooner if we:

  •
  fail to achieve our projected revenue levels;

  •
  expand faster than planned;

  •
  develop services or products ahead of schedule;

  •
  incur expenses in excess of our expectations;

  •
  need to respond to competition; or

  •
  decide to acquire complementary products, businesses or technologies.

    If we raise additional funds through the sale of equity or convertible debt securities, the percentage ownership of existing shareholders will be reduced. In addition, these transactions may dilute the value of our common stock. We may issue securities with rights, preferences and privileges senior to our common stock. We may not be able to raise additional funds on terms satisfactory to us or at all.

Our business will suffer if we fail to successfully integrate any acquired technologies and companies in the future.

    Integrating any newly acquired organizations and technologies in the future could be expensive, time consuming and may strain our resources. Future acquisitions could divert management's attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets. We may also lose our current customers if any acquired companies have relationships with competitors of our customers. Consequently, we may not be successful in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Also, these acquisitions may not result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions, and synergies may not develop. Our industry is consolidating and we expect that we will face intensified competition for acquisitions, especially from larger, better-funded organizations. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

We have depended, and will depend, on the healthcare industry for a significant portion of our revenues.

    Our revenues could seriously decrease if there were adverse developments in the healthcare industry. Our near-term and long-term prospects depend upon selling our services to both pharmaceutical companies and healthcare providers such as IDNs, hospitals, clinics, and physician practices. Accordingly, our success is highly dependent on the sales and marketing expenditures of pharmaceutical companies, the technology expenditures of healthcare providers, and our ability to attract these expenditures. Some of the adverse developments in the healthcare industry that could affect our revenues would be:

  •
  a reduction in sales and marketing expenditures of pharmaceutical companies;

  •
  a reduction in technology expenditures of healthcare providers;

  •
  public or private market initiatives or reforms designed to regulate the manner in which pharmaceutical companies promote their products;

  •
  regulatory or legislative developments that discourage or prohibit pharmaceutical companies' promotional activities or technology expenditures by providers;

  •
  a decrease in the number of new drugs being developed; or

  •
  the adoption of legislative and regulatory proposals that would adversely affect our customers.

Our failure to successfully introduce new products and services in a timely manner could adversely affect our integrated business model and revenues.

    Any failure by us to introduce or enhance planned products or to introduce these products on schedule could make it difficult for us to implement our integrated products and services. Moreover, even if Medscape were able to release a new or enhanced product or service when expected, initial releases of software often contain errors or defects. For example, past releases of Medscape Logician have contained errors and defects that required us to provide corrections and other upgrades. Developing, integrating, enhancing and customizing such products and services could be expensive and time consuming.

If we fail to establish and maintain strategic relationships, we may be unable to sustain or grow our business.

    We depend upon certain strategic relationships to extend the reach of our products and services to a larger number of participants in the healthcare industry, and to develop and deploy new products and generate additional revenue. If we lose any of our existing strategic relationships or fail to establish additional strategic relationships, or if our strategic relationships fail to provide anticipated benefits, we may not be able to sustain or grow our business. We have limited experience in establishing and maintaining strategic relationships with healthcare, Internet, and self insured industry participants. Entering into strategic relationships is complicated by the following factors:

  •
  current or future strategic partners may decide to compete with us in some or all of our markets;

  •
  key participants in the healthcare industry may refuse to establish strategic relationships with us if we have entered into relationships with their competitors; and

  •
  potential strategic partners may be reluctant to work with us until our products and services have obtained widespread market acceptance.

Intense competition may lead to reduced sales of our products and services and impede our ability to achieve a significant market share.

    The industries in which we compete are intensely competitive and subject to fragmentation, high growth and rapid technological change. We face significant competition from traditional healthcare information system vendors and Internet healthcare companies as they expand their product offerings. We also currently compete, or potentially compete, with many providers of web content, information services and products, as well as traditional media and promotional efforts, for audience attention and advertising and sponsorship expenditures. Many of these companies have significantly greater financial resources than we have, as well as well-established brand names and large installed customer bases. We may be unable to compete successfully against these organizations or establish significant market share.

Our failure to manage growth effectively could have a significant negative impact on our business operations.

    We will need to continue to expand our operations rapidly if we successfully achieve broad market acceptance of our products and services. Difficulties in managing any future growth could have a significant negative impact on our business operations, increase our costs and make it more difficult for us to achieve profitability. We may not be able to project the rate or timing of increases in the use of our products and services accurately or to expand and upgrade our systems and infrastructure to accommodate these increases. Our future results of operations will depend on the ability of our officers and various employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems in response to our anticipated rapid growth.

If we are unable to protect our intellectual property rights, our competitive position may be adversely affected.

    Our ability to compete depends upon our proprietary systems and technology. The steps we currently take to protect our intellectual property rights may prove to be inadequate, time consuming and expensive. Misappropriation of our intellectual property may make us less competitive and require us to engage in expensive litigation to enforce or protect our intellectual property rights or to defend against claims of invalidity.

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

Our systems may experience failures which could cause our revenues to decline.

    Any significant interruption in our operations would cause our revenues to decline. We have experienced periodic system interruptions in the past, which may occur again. Any significant interruptions in our services or an increase in response time could result in a loss of potential or existing users and members, strategic partners or advertisers and sponsors and, if sustained or repeated, could reduce the attractiveness of our web sites to these parties in the future. Our insurance policies have coverage limits that may not be adequate to compensate us for any material losses that may occur due to disruptions in our service.

    Our Web sites may be required to accommodate a high volume of traffic and deliver frequently updated information. Users may experience slower response times or system failures due to increased traffic on these web sites or for a variety of other reasons. We depend on content providers to provide information and data feeds on a timely basis. These web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

Online security breaches could harm our business.

    Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other Internet-based systems could reduce user confidence in our web sites and other Internet-based products and services, leading to reduced usage and lower revenues. The secure transmission of confidential information over the Internet is essential in maintaining confidence in our web sites and will be increasingly important as we expand our consumer-oriented and Internet-based offerings. Consumers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, our products and services. We will need to incur significant expense to protect and remedy against security breaches.

    A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Employees who handle proprietary information may also misappropriate that information. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies have coverage limits that may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet.

Our stock price may be volatile.

    Our common stock is traded on the Nasdaq National Market, which has experienced and is likely to continue to experience significant price and volume fluctuations. These market fluctuations could adversely affect the market price of our common stock without regard to our operating performance.

Risks Related to the Healthcare Industry and the Internet

Federal and state legislation and regulation affecting the healthcare industry could severely restrict our ability to operate our business.

    We are subject to federal and state legislation and regulation affecting the healthcare industry. Existing and new laws and regulations applicable to the healthcare industry could have a material adverse effect on our ability to operate our business. The federal and state governments extensively regulate the confidentiality and release of patient and medical records. It may be expensive to implement security or other measures designed to comply with new legislation. Moreover, we may be restricted or prevented from delivering patient records or health information electronically.

    A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. Another federal law, commonly known as the Stark law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. The application and interpretation of these laws are complex and difficult to predict and could constrain our financial, marketing, and strategic relationships or our ability to obtain pharmaceutical or other corporate sponsorship for our products.

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

    Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. For example, although it was held unconstitutional in part, the Communications Decency Act of 1996 prohibited the transmission over the Internet of various types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers.

    The United States or foreign nations may adopt legislation aimed at protecting Internet users' privacy. This legislation could increase our cost of doing business and negatively affect our financial results. For example, the Federal Trade Commission began enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. However, European nations are now implementing a European Union Data Privacy Directive regulating the transmission and storage of personal information and data. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. In some cases, such as the European Directive, these comprehensive privacy proposals include special rules that provide added protections for sensitive information, including information about health and medical conditions.

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

    Consumers sometimes enter private health information about themselves or their family members when using our services. Physicians or other health care professionals who use our products will directly enter health information about their patients, including information that constitutes a medical record under applicable law, that we will store on our computer systems. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. Numerous federal and state laws and regulations, the common law, and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

  •
  state privacy and confidentiality laws;

  •
  our contracts with customers and partners;

  •
  state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;

  •
  Medicare and Medicaid laws;

  •
  the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and related rules promulgated by the Health Care Financing Administration; and

  •
  Health Care Financing Administration standards for Internet transmission of health data.

    HIPAA will have a direct impact upon certain aspects of our business. Adhering to HIPAA could result in significant costs, as well as result in the delay or abandonment of certain products or services, which could negatively affect our business. Because we intend to market some of our services as meeting these regulatory requirements, our success will also depend on other healthcare participants adhering to these regulations. In addition, the laws of other countries also govern the use of and disclosure of health information. Any failure by us or our personnel or partners to comply with any of these legal and other requirements could result in material liability. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. Other third-party sites or links that consumers access through our web sites also may not maintain systems to safeguard this health information, or may circumvent systems we put in place to protect the information from disclosure. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, we currently contract out the hosting of some of our Web sites to third parties. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

    We intend to develop medical information systems and market research services that we will use to collect, analyze and report de-identified aggregate medical data, medical research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data.

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

  •
  making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products on our web sites, or to sponsor programs that we offer to healthcare professionals and the public;

  •
  restricting our ability to continue to provide some of our services or content, or to introduce new services or content in a timely manner;

  •
  damaging our relationships with pharmaceutical, biotechnology and medical device companies, particularly if programs we recommend or endorse result in FDA or FTC enforcement action directed against us or these companies; or

  •
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

    We face potential FDA regulation of software that we develop for use on our web sites or in our clinical applications. Some computer applications and software are considered medical devices and are subject to regulation by the FDA. If FDA regulations were applicable to any of our products and services, complying with those regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new products or services.

    While the FDA's policies regarding the regulation of software are evolving, based on the FDA's informal policy statements regarding the scope of its regulation of stand-alone software, we do not believe that our current products or services are subject to FDA regulation as medical devices because they do not meet the statutory definition of a device. However, the FDA may take the view that some of our current or future applications or services do in fact meet the definition of a medical device and, therefore, are subject to regulation, or the FDA may change its policies or regulations with respect to regulation of software or Internet technologies. Also, we may expand our product and service offerings into areas that subject us to FDA regulation. If the FDA finds that our software is subject to regulation as a medical device, the applicable regulatory controls could include both pre-market and post-market requirements and the FDA might require us:

  •
  to obtain premarket clearance or approval of the medical device software from the FDA, which might include the conduct of supporting clinical trials or other studies;

  •
  to register ourselves as a medical device manufacturer and to list our devices with the FDA;

  •
  to create our software in compliance with the FDA design and manufacturing standards;

  •
  to permit the FDA to inspect our facilities and records; and

  •
  to make periodic reports to the FDA.

    We do not have any experience in preparing the required documentation for FDA clearance or approval of a medical device, including the conduct of supporting clinical trials or other studies, or complying with other FDA regulations that would apply both before and after clearance or approval.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income Medscape can earn on the Company's investment portfolio and on the increase or decrease in the amount of any interest expense Medscape must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. The Company does not plan to use derivative financial instruments in its investment portfolio. The Company plans to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At December 31, 2000, the Company had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of approximately $9.9 million with an average interest rate of 6.4%. Medscape had outstanding notes payable and capital equipment leases of $2.5 million at December 31, 2000 carrying an average interest rate of approximately 11.6%. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

Item 8. Financial Statements and Supplementary Data

     INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MedicaLogic/Medscape, Inc.:

    We have audited the accompanying consolidated balance sheets of MedicaLogic/Medscape, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the MedicaLogic/Medscape, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedicaLogic/Medscape, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Portland, Oregon
February 26, 2001

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$43,543	$110,320
Short-term investments	9,857	28,536
Accounts receivable, net	16,039	6,473
Prepaid expenses and other current assets	14,305	4,515

Total current assets	83,744	149,844
Property and equipment, net	34,172	13,087
Goodwill and intangibles, net	793,588	4,988
Prepaid advertising and other assets, net	54,893	435

Total assets	$966,397	$168,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,290	$5,638
Accrued and other liabilities	23,452	2,639
Deferred revenue	10,548	3,269
Long term liabilities, current portion	12,131	2,432

Total current liabilities	49,421	13,978
Long term liabilities, net of current portion	4,591	2,233
Long term deferred revenue, net of current portion	814	1,627
Other long term liabilities	44	676

Total liabilities	54,870	18,514

Convertible redeemable preferred stock subscribed	15,800	—

Commitments and contingencies
Shareholders' equity:
Preferred stock, 50,000,000 authorized, no par value, no shares issued and outstanding at December 31, 2000 and 1999	—	—
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 55,657,348 and 32,364,391 shares at December 31, 2000 and 1999	1,255,375	229,724
Common stock notes receivable, net	(6,728)	(11,788)
Warrants	32,818	—
Deferred stock compensation	(741)	(4,570)
Accumulated deficit	(384,997)	(63,526)

Total shareholders' equity	895,727	149,840

Total liabilities and shareholders' equity	$966,397	$168,354

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application licenses and support services	$21,104	$19,717	$16,160
Sponsorship and advertising	20,483	—	—
Transcription services	6,568	—	—

Total revenues	48,155	19,717	16,160

Operating expenses:
Cost of operations	37,135	7,638	6,319
Marketing and sales	53,268	19,924	7,374
Research and development	18,643	12,152	7,551
General and administrative	20,082	5,010	1,077
Depreciation and amortization	220,528	4,077	1,537
Restructuring and other charges	25,815	—	—

Total operating expenses	375,471	48,801	23,858

Operating loss	(327,316)	(29,084)	(7,698)

Other income, net	5,845	1,097	466

Net loss	$(321,471)	$(27,987)	$(7,232)

Net loss per share:
basic and diluted	$(6.96)	$(3.07)	$(1.06)

Weighted average shares:
basic and diluted	46,186,367	9,107,613	6,807,091

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock
			Common Stock Notes Receivable		Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount		Warrants
Balance at December 31, 1997	6,654,280	$3,202	$(988)	$—	$—	$(28,307)	$(26,093)
Issuance of common stock for acquisition	13,750	55	—	—	—	—	55
Issuance of common stock for cash	175,000	700	—	—	—	—	700
Issuance of restricted common stock in exchange for promissory notes	250,000	1,000	(1,000)	—	—	—	—
Non-cash stock compensation	—	110	—	—	—	—	110
Options exercised	34,526	72	—	—	—	—	72
Interest accrued on common stock notes receivable	—	—	(51)	—	—	—	(51)
Net loss	—	—	—	—	—	(7,232)	(7,232)

Balance at December 31, 1998	7,127,556	5,139	(2,039)	—	—	(35,539)	(32,439)
Issuance of common stock for acquisition	750,000	3,300	—	—	—	—	3,300
Conversion of redeemable preferred stock to common stock	15,950,747	97,874	—	—	—	—	97,874
Issuance of restricted common stock in exchange for promissory notes	1,247,500	9,229	(9,229)	—	—	—	—
Issuance of common stock in exchange for services	65,750	1,314	(195)	—	(194)	—	925
Issuance of common stock for commission	172,763	1,987	—	—	—	—	1,987
Warrants exercised	22,500	13	—	—	—	—	13
Options exercised	242,575	869	—	—	—	—	869
Stock compensation expense	—	986	—	—	—	—	986
Interest accrued on common stock notes receivable	—	—	(325)	—	—	—	(325)
Deferred compensation related to stock options	—	4,746	—	—	(4,746)	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	370	—	370
Issuance of common stock, net of offering costs	6,785,000	104,267	—	—	—	—	104,267
Net loss	—	—	—	—	—	(27,987)	(27,987)

Balance at December 31, 1999	32,364,391	229,724	(11,788)	—	(4,570)	(63,526)	149,840
Issuance of common stock for acquisition	22,382,039	1,025,775	—	32,818	—	—	1,058,593
Issuance of common stock for employee stock purchase plan	212,156	1,026	—	—	—	—	1,026
Other repurchases	(35,536)	(46)	—	—	—	—	(46)
Options exercised	734,298	1,648	—	—	—	—	1,648
Deferred compensation related to stock options forfeited	—	(2,752)	—	—	2,752	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	1,077	—	1,077
Increase common stock notes receivable reserve	—	—	5,060	—	—	—	5,060
Net loss	—	—	—	—	—	(321,471)	(321,471)

Balance at December 31, 2000	55,657,348	$1,255,375	$(6,728)	$32,818	$(741)	$(384,997)	$895,727

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(321,471)	$(27,987)	$(7,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	220,528	4,077	1,537
Deferred stock compensation and other non-cash charges	25,192	5,399	1,010
Changes in assets and liabilities, net of balances acquired:
Accounts receivable	(401)	3,106	(3,177)
Prepaid expenses and other assets	1,950	(3,822)	(239)
Accounts payable	(6,800)	4,123	(110)
Accrued liabilities	2,035	259	99
Deferred revenue	1,008	2,195	1,305

Net cash used in operating activities	(77,959)	(12,650)	(6,807)

Cash flows from investing activities:
Maturities (purchases) of short-term investments, net of investments acquired	38,158	(21,983)	86
Payments related to business acquisitions, net of cash acquired	(16,795)	(2,117)	(12)
Purchases of property and equipment	(20,817)	(12,507)	(1,274)

Net cash provided by (used in) investing activities	546	(36,607)	(1,200)

Cash flows from financing activities:
Net proceeds from preferred stock subscription/issuance	15,800	47,758	6,794
Net proceeds from issuance of common stock	2,628	105,229	772
Proceeds from (payments of) long-term liabilities, net	(7,792)	1,872	235

Net cash provided by financing activities	10,636	154,859	7,801

Net increase (decrease) in cash and cash equivalents	(66,777)	105,602	(206)
Cash and cash equivalents, beginning of period	110,320	4,718	4,924

Cash and cash equivalents at end of period	$43,543	$110,320	$4,718

Summary of non-cash investing and financing activities:
Fair value at conversion of the outstanding common stock, options and warrants in conjunction with the business combinations with Medscape, Inc. and Total eMed, Inc. (Note 2)	$1,058,593	$—	$—
Issuance of common stock in exchange for note receivable	—	9,424	1,000
Issuance of common stock for purchase of a business	—	3,300	55
Assets acquired or exchanged under capital leases	—	1,371	62

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

    MedicaLogic/Medscape, Inc. d.b.a. Medscape (together with its subsidiaries "Medscape" or the "Company") is a leading provider of digital health record systems and information to the healthcare industry. Medscape develops digital health record applications that are designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers. The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals, Medscape.com and CBSHealthWatch.com. Medscape's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

    The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000. Since September 2000, the Company has done business under the trade name Medscape. The Company expanded its products and services in 2000 as a result of its strategic merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com"). These strategic mergers and acquisitions added the following assets, respectively: leading Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/STM platform.

(b) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of MedicaLogic/Medscape, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Operations of businesses acquired and accounted for as purchases are consolidated from the date of acquisition or merger forward.

(c) Use of Estimates

    Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. At December 31, 2000, cash equivalents consisted of commercial paper and a certificate of deposit.

(e) Short-Term Investments

    Short-term investments include various corporate debt instruments and have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000 short-term investments consisted entirely of commercial paper and are carried at amortized cost, which approximates market. Contractual maturities of these investments ranged from approximately 100 to 120 days.

(f) Concentrations of Credit Risk and Other Factors That Could Affect Future Results

    The Company invests its cash, and cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

    The Company sells its products to customers, ranging from individual doctors, small to large medical groups, and medical institutions. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations.

    A substantial portion of the Company's revenue is generated from the pharmaceutical industry. Accordingly, Medscape's near-term and long-term prospects depend upon the Company's ability to attract the sales and marketing expenditures of these companies. The pharmaceutical industry is a highly competitive and closely regulated business. The Company's financial condition, results of operations and liquidity could be materially affected if adverse conditions in the industry developed, such as a reduction in sales and marketing expenditures, a decrease in the number of new drugs being developed, the passage of public or private market initiatives or reforms designed to regulate the manner in which pharmaceutical companies promote their products, or the adoption of current legislative and regulatory proposals to control drug costs for Medicare and Medicaid patients.

    The market for the Company's products is characterized by rapidly changing technology, evolving industry and regulatory standards and changing customer needs. The Company believes that its future success will depend, in part, upon its ability to enhance its current products and develop new products and services on a timely and cost-effective basis, and to respond to changing customers needs, new regulations and technological developments. An inability of the Company to generate demand for its product, whether as a result of competition, technological change, economic, regulatory or other factors, could have a material adverse result on the Company's financial condition, results of operations and liquidity.

    The Company's future results could also be affected if economic conditions worsen in the U.S. A downturn in the economy could have an adverse impact on demand for Medscape's products and services, and could also contribute to the impairment of the Company's investment and financing portfolios.

(g) Property and Equipment

    Property and equipment are recorded at cost. Property and equipment under capital leases are recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the leased assets at the inception of the lease. Repairs and maintenance costs are expensed as incurred.

    Depreciation on furniture, equipment and leasehold improvements is calculated on a straight-line basis over the estimated useful lives of the assets, five years for furniture and two to five years for equipment. Property and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Amortization of leasehold improvements is recognized over the shorter of the life of the improvement or the remaining life of the lease using the straight-line method.

(h) Goodwill

    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions. Goodwill is amortized on a straight-line basis, over periods ranging from two to four years.

    In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, management reviews the Company's long-lived assets, goodwill and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

(i) Software Development Costs

    Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under this standard, capitalization of software development costs generally begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of the software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Through December 31, 2000, the Company has not capitalized any software development costs and charged all costs to research and development expense.

    Internal use software development costs are accounted for in accordance with AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the preliminary project stage are expensed as incurred and costs incurred in the application development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally five years.

(j) Revenue Recognition

    Beginning January 1, 1998, the Company adopted SOP 97-2, as amended by SOP 98-4 and SOP 98-9. The Company's revenue policy before December 31, 1997 was in compliance with the preceding authoritative guidance provided by SOP 91-1, Software Revenue Recognition.

    SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement. The Company has established sufficient VSOE to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately. Accordingly, license revenue is recorded under the residual method. Under the residual method, revenue is recognized as follows:

  (1)
  The total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized according to the requirements of SOP 97-2.

  (2)
  The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

    Digital Health Record (DHR) revenue consists primarily of revenue from Web-based and client server applications related support services, eCommerce and data. Medscape recognizes DHR revenue from application license fees generally when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable. Term based licenses from Logician by Medscape and Medscape Encounter (formerly Logician Internet) products are recognized on a subscription basis. Subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly. Support services consist of fees for maintenance and customer support services and consulting, training and integration fees which are recognized at the time the related services are performed. Fees for maintenance and customer support service, conveying the right to obtain upgrades, when and if available, are generally paid in advance and revenue is recognized ratably over the term of the agreement.

    Internet portal revenue is derived from sources including advertising, sponsorship of online journals, medical conferences, market research and eCommerce. Revenues from advertising are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Revenue from sponsored programs, such as medical conferences, are recognized when the conference summary is published on the Company's Web site. Revenues from sponsored content, such as clinical modules, is recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project.

    Transcription service revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems. Revenues from transcription services are recognized in the period in which the services are performed and when collection of the resulting receivable is probable.

(k) Income Taxes

    The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amount more likely than not to be realized.

(l) Stock-Based Employee Compensation

    The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants as if the fair-value based method of accounting had been applied to these transactions.

    The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(m) Advertising

    The Company expenses costs of advertising when the costs are incurred. Advertising expense was approximately $5,889, $1,473 and $896 for the years ended December 31, 2000, 1999 and 1998.

(n) Net Loss Per Share

    In accordance with SFAS No. 128, Earnings Per Share, the Company has reported both basic and diluted net income per common share for each period presented. Basic income per share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted income per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same. The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	Years Ended December 31,
	2000	1999	1998
Shares issuable under stock options and warrants	9,713,909	2,069,303	1,129,724
Shares of restricted stock subject to repurchase	250,976	1,211,328	75,945

    As further discussed in Note 14 Subsequent Events, during January 2001, the Company issued warrants for 5 million shares of Medscape common stock, approximately 5.9 million shares of convertible redeemable preferred stock with warrants for approximately 4.5 million shares of Medscape common stock, and warrants for 300,000 shares of Medscape common stock.

(o) Comprehensive Income

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no material components of other comprehensive loss.

(p) Fair Value of Financial Instruments

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

(q) Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements and notes to the consolidated financial statements to conform to the current year presentation.

(2) Merger, Acquisitions and Other Investment

Medscape, Inc.

    In May 2000, the Company completed its merger with Medscape, Inc. ("Medscape, Inc.") a Delaware corporation, issuing approximately 14,932,000 shares of the Company's common stock and assuming approximately 2,545,000 options and warrants in a merger transaction valued at approximately $724.2 million.

    The merger with Medscape, Inc. was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $637.1 million valued at $42.6688 per share, option and warrant rights converted into option and warrant rights of the Company valued at approximately $82.3 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the merger date was determined in accordance with the fair value method under SFAS No. 123 using the following weighted-average assumptions: exercise price of $12.38, volatility of 100%, expected life of 3 years, interest rate of 6.5%, and no dividends. The value of warrant rights converted at the merger date was determined using the

Black-Scholes method with the following assumptions: exercise price of $30.96, volatility of 100%, expected life of 6 years, interest rate of 6.5%, and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

    The excess of purchase price over the fair value of net tangible and intangible assets of Medscape, Inc. (goodwill), which amounted to approximately $597.2 million, will be amortized over three years. The results of operations and cash flows of Medscape, Inc. have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

Total eMed, Inc.

    In May 2000, the Company completed its acquisition of Total eMed, Inc. ("Total eMed") a Delaware corporation, issuing approximately 7,450,000 shares of the Company's common stock and assuming approximately 550,000 options in a transaction valued at approximately $343.8 million.

    The acquisition of Total eMed was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $317.9 million valued at $42.6688 per share, option rights converted into option rights of Company common stock valued at approximately $21.2 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the acquisition date was determined in accordance with the fair value method under SFAS No. 123 using the following weighted-average assumptions: exercise price of $6.45, volatility of 100%, expected life of 3 years, interest rate of 6.5%, and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

    The purchase price over the fair value of net tangible and intangible assets of Total eMed (goodwill), which amounted to approximately $326.8 million, will be amortized over four years. The results of operations and cash flows of Total eMed have been included in the Company's condensed consolidated financial statements from the date of acquisition forward.

Other Acquisitions

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

    In January 1999, the Company acquired PrimaCis Health Information Technology, Inc., a Delaware corporation (PrimaCis). PrimaCis was subsequently renamed MedicaLogic of Texas, Inc. This acquisition was accounted for as a purchase and the results of operations for the acquired Company are included only from the date of acquisition forward. The total purchase price, including acquisition costs, was approximately $6.5 million and consisted of $2.1 million in cash, the assumption of

$1.1 million in liabilities and the issuance of 750,000 shares of common stock at an estimated fair value of $4.40 per share.

    In connection with the acquisition of PrimaCis, the Company entered into a separate agreement with a customer of PrimaCis under which the Company received a purchase order for 1,500 licenses. The Company delivered 500 licenses to this customer on March 31, 1999 and delivered 1,000 licenses to this customer on June 17, 1999 under a standard license agreement. An element of this agreement represents a discount on future sales. Therefore, approximately $1.9 million of the license revenue representing this element was deferred. Revenue from this element is being recognized as sales are completed in accordance with the terms of the separate agreement discussed below or, if earlier, on the expiration of the agreement. In addition, the Company is performing training and implementation services on a time and materials basis to the customer.

    As part of a separate agreement, as amended in December 2000, if the customer or any third party in the Houston, Texas area purchases additional licenses from the Company, the Company is obligated to issue shares of common stock to this customer having a then fair market value of 25% of the price of the subsequent licenses, up to $6 million of stock. This agreement expires on December 31, 2004. The Company issued 5,707 and 172,763 shares of common stock in connection with sales to third parties in the Houston, Texas area and recorded commission expense of $45 and $1,987 during the years ended December 31, 2000 and 1999, respectively.

    On January 5, 1998, the Company paid $12 in cash and issued 13,750 shares of common stock valued at $4.00 per share to acquire intangible assets of Health Outcome Technologies, Inc. This acquisition was accounted for as a purchase and results of operations for the acquired company are included only from the date of acquisition forward. In connection with this acquisition, the Company recorded goodwill of $67, which is being amortized over two years.

Other Investments

    In June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash. The investment is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com. The Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information combines the results of operations of the Company, Medscape, Inc. and Total eMed assuming the respective merger and acquisition were consummated at the beginning of the periods presented. The other investment referred to above was not significant and is not included in the pro forma results below. The pro forma results are not necessarily indicative of what would have occurred if the merger and acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

	Years Ended December 31,
	2000	1999
Revenues	$58,446	$36,354
Net loss	(518,698)	(403,142)
Net loss per share—basic and diluted	$(9.55)	$(11.52)

    The above pro forma net loss amounts for the years ended December 31, 2000 and 1999 have been adjusted to include the amortization of goodwill and other intangibles related to the Medscape, Inc. merger and Total eMed acquisition for each period.

(3) Assets

(a) Accounts Receivable

    Accounts receivable are shown net of allowance for doubtful accounts of $2,008 and $529 at December 31, 2000 and 1999, respectively. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2000	1999	1998
Balance at beginning of period	$529	$1,360	$852
Provision	2,736	505	756
Charge offs	(1,257)	(284)	(248)
Recoveries	—	(1,052)	—

Balance at end of period	$2,008	$529	$1,360

(b) Property and Equipment

    Property and equipment, including equipment under capital leases, consist of the following:

	December 31,
	2000	1999
Furniture and equipment	$41,013	$16,576
Leasehold improvements	8,409	1,519
Software development costs	5,141	—

	54,563	18,095
Less accumulated depreciation and amortization	(20,391)	(5,008)

	$34,172	$13,087

    Depreciation and amortization expense totaled approximately $15,953, $2,516 and $1,503 for the years ended December 31, 2000, 1999 and 1998, respectively.

(c) Goodwill and Intangible Assets

    Goodwill and intangible assets consist of the following:

	December 31,
	2000	1999
Goodwill	$938,103	$6,470
Intangible assets	66,300	—

	1,004,403	6,470
Less accumulated amortization	210,815	1,482

Goodwill and intangible assets, net	$793,588	$4,988

    Amortization expense totaled approximately $204,575, $1,561 and $34 at December 31, 2000, 1999 and 1998, respectively.

(d) Prepaid Advertising

    As a result of the Company's merger with Medscape, Inc. (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape, Inc.'s agreements with CBS Corporation ("CBS") which commenced on September 3, 1999. These assets primarily consist of prepaid advertising with a discounted, tax effected fair value of approximately $64.8 million, based on an independent appraisal, and are included in prepaid advertising and other assets net of the current portion expected to be recognized during the next year. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of the remaining balance of advertising and promotion in the United States for the Company's consumer and professional web sites and other products and services. At December 31, 2000, the Company is entitled to receive approximately $121.1 million of additional advertising and promotion from CBS under this agreement. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

    Approximately $64.8 million related to the advertising services to be provided by CBS will be expensed as used over the life of the agreement. Included in sales and marketing during the year ended December 31, 2000 was approximately $4.5 million, of expense related to the utilization of advertising and promotion services under those agreements.

(4) Liabilities

(a) Leases

    The Company leases its facilities under non-cancelable operating lease agreements.

    Future minimum lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

2001	$2,025
2002	2,150
2003	2,275
2004	2,300
2005	1,900
Thereafter	3,500

Total minimum lease payments	$14,150

    Lease expense totaled approximately $5,549, $1,591 and $1,073, for the years ended December 31, 2000, 1999 and 1998, respectively.

    In May 1999, the Company entered into a ten year operating lease agreement for office space which was subsequently terminated in 2000. In connection with this lease, the Company granted options to the lessor to purchase up to 25,000 shares of common stock, at a price of $6.50 per share. The lessor is required to exercise the option within three years of the effective date of the Company's initial public offering.

    The fair value of the options to be issued to the lessor was determined by applying the Black-Scholes option pricing model using the commitment date of the lease for performance of the lessor as the measurement date. The per share weighted average fair market value was $4.79 on the date of grant, using the following weighted average assumptions: risk-free interest rate of 5.75%, zero expected dividend yield, a three year expected life, and volatility index of 100%. The fair value of $120 is being amortized over the lease period.

(b) Long-term liabilities

    Long-term liabilities consists of the following:

	December 31,
	2000	1999
Notes payable, monthly principal and interest payments of $4; interest at 11% per year; final payment due December 31, 2008; uncollaterized	$278	$66
Notes payable under term facility, monthly principal and interest payments of $54; interest at two-year Treasury constant maturities plus 5% per year, ranging from 9.45% to 10.43% at December 31, 2000; maturing between September 2000 and January 2002; collateralized by equipment purchased	1,271	3,006
Note payable under term facility, quarterly principal and interest payments of $38; interest at 7.96% per year; final payment due April 2001; collateralized by equipment purchased	178	307
Capital equipment leases, payable in monthly installments of $50; including interest ranging from 6% to 17% per year; due through August 2001; collateralized by equipment purchased	719	1,286
Contract payable, net of discount of $800, payments due approximately quarterly through May 2002	14,276	—

	16,722	4,665
Long-term liabilities current portion	12,131	2,432

Long-term liabilities net of current portion	$4,591	$2,233

    In January 2001, Medscape received from the holder of the contract payable a notice of breach due to the fact that the Company is delinquent on its 2001 payment to the holder of approximately $3 million. The Company and AOL are in negotiations with respect to this payment and the future of their relationship.

    The Company leases office furniture and equipment under long-term capital leases, which expire throughout the next year. At December 31, 2000 and 1999, the net book value of leased furniture and equipment included in property and equipment was approximately $1,072 and $1,368, respectively.

    Future maturities of notes payable for each of the years ending December 31 are as follows:

2001	$12,131
2002	4,373
2003	75
2004	31
2005	34
Thereafter	78

Total	$16,722

(5) Shareholders' Equity

(a) Stock Incentive Plan

    In February 1993, the Company adopted a stock incentive plan that allowed for the issuance of 2,247,192 shares of common stock. Under the 1996 stock incentive plan, adopted in December 1996, together with the 1993 stock incentive plan, 500,000 shares of common stock were reserved for issuance. The Company's 1996 plan was amended in 1998 and 1999 to reserve an additional 350,000 and 1,900,000 shares of common stock for issuance, respectively, bringing the total under both plans to 4,997,192. In September 1999, the Company adopted the 1999 stock incentive plan, which authorized the issuance of 2,000,000 shares. An additional 3,507,967 shares reserved for issuance were assumed upon merger and acquisition during 2000. The 1999 plan was amended in May 2000 to reserve an additional 6,000,000 shares, bringing the total shares under all plans to 16,505,159 at December 31, 2000. Under the terms of the plans, the board of directors is authorized to grant incentive stock options, non-statutory stock options and to sell restricted stock to employees or others providing services or benefits to the Company. The plans also allow granting of stock bonuses, stock appreciation rights, and other forms of stock based incentives. The 1999 plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 for the granting to employees and consultants of nonstatutory stock options and for the issuance of stock bonuses, restricted stock and stock appreciation rights. Unless terminated earlier, the 1999 plan will terminate automatically in September 2009.

    The stock incentive plans are administered by the Company's board of directors. The board of directors has the power to determine the terms of the options or rights granted, including the exercise price, the number of shares subject to each option or right, the character of the grant, the exercisability of the grant and the form of consideration payable upon exercise of options. The board of directors may delegate administration of the stock incentive plans to a committee.

    In March 1998, Medscape extended the term of all outstanding options from five years to ten years, which constituted a new measurement date. The fair value of the stock as determined by the board of directors on the date the change was effective was $4.00 per share. 121,025 of these options had exercise prices ranging from $1.60 to $2.00 per share and were fully vested. For these outstanding options, Medscape recorded a compensation charge of $110 in connection with this change in option terms. The compensation expense was calculated by taking the difference between the original grant price and the fair value on the new measurement date.

    To qualify as incentive stock options (ISOs), the exercise price must not be less than the fair market value of the common stock at the date of the grant or, in the case of incentive stock options issued to holders of more than 10% of the outstanding common stock, 110% of the fair market value. The maximum term of incentive stock options is 10 years, or five years in the case of holders of more than 10% of the Company's outstanding common stock. For incentive stock options exerciseable for the first time by an employee, the aggregate fair market value of the common stock on the date of the grant may not exceed $100,000 during any calendar year.

    Options granted under the stock incentive plans are generally nontransferable and, unless otherwise determined by the board of directors, must be exercised during the period of the option holder's employment or service with the Company or within 90 days of termination of employment or service.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(5) Shareholders' Equity (Continued)

    The stock incentive plans provide that if the Company merges with or into another corporation, or the Company sells substantially all of the Company's assets, each outstanding option will be assumed by the successor corporation.

    The per share weighted average fair market value, as determined by applying the Black-Scholes option pricing model to stock options granted under the plans during 2000, 1999 and 1998 was $6.22, $5.02 and $3.44, respectively, on the date of grant, with the following weighted average assumptions:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	5.10%	5.875%	6.0%
Expected dividend yield	0%	0%	0%
Years of expected life	7	7	7
Expected volatility	100%	100%	100%

    Medscape continues to apply APB Opinion No. 25 in accounting for the plans and compensation cost is generally not recognized for its stock options in the financial statements. The effect on the Company's net loss, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is as follows:

	Years Ended December 31,
	2000	1999	1998
Pro forma net loss	$(326,279)	$(30,895)	$(8,342)
Pro forma net loss per share	(7.06)	(3.39)	(1.21)

    Transactions involving the plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1997	974,015	$3.68
Granted	480,493	4.10
Exercised	(34,526)	2.10
Forfeited	(206,576)	3.98

Options outstanding, December 31, 1998	1,213,406	3.80
Granted	2,363,950	8.18
Exercised	(242,575)	3.61
Forfeited	(80,905)	4.51

Options outstanding, December 31, 1999	3,253,876	6.98
Granted	6,718,761	7.35
Assumed in merger and acquisition	2,189,770	11.15
Exercised	(734,298)	2.24
Forfeited	(2,469,200)	9.18

Options outstanding, December 31, 2000	8,958,909	7.65

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$0.03 - 2.31	944,265	9.22	$1.96	239,908	$0.99
3.10 - 4.40	1,011,877	7.36	3.98	758,802	4.03
5.13 - 5.45	460,800	9.52	5.16	64,561	5.38
5.94 - 5.94	3,897,947	9.45	5.94	705,921	5.94
6.43 - 8.06	953,430	8.47	6.71	568,920	6.61
9.50 - 13.00	898,420	8.53	10.87	404,423	10.60
13.38 - 30.19	448,070	9.11	21.93	160,500	23.45
30.96 - 30.96	202,622	8.69	30.96	102,743	30.96
33.86 - 33.86	123,791	9.13	33.86	—	—
36.76 - 36.76	17,687	9.11	36.76	1,818	36.76

$0.03 - 36.76	8,958,909	8.96	7.65	3,007,596	7.61

    At December 31, 2000, 7,546,249 shares were available for grant.

    The Company has deferred stock compensation of $741 at December 31, 2000. Deferred stock compensation is primarily based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred compensation is being amortized over the vesting period of the options, which is generally three years. The Company recognized expenses of $1,077 in the twelve-month period ended December 31, 2000 related to these grants.

(b)  Stock Warrants

    As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At December 31, 2000, warrants to purchase 727,911 shares of the Company's common stock were exercisable at $30.96 per share. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL has agreed to promote the Company's co-branded Websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. The agreement also requires cash payments of $33 million to be paid to AOL, of which, the Company has paid approximately $18 million through December 31, 2000. Approximately $3.7 million is included in long-term liabilities and the remaining $11.3 million is included in the current portion of long-term liabilities at December 31, 2000. The remaining payments are due through May 2002.

(c)  Restricted Stock Purchase Agreements

    As of the end of December 1999, the Company had sold 2,175,750 shares of common stock at prices ranging from $4.00 to $13.00 to senior management of the Company. These shares were sold under agreements, which allow the Company, at its option, to repurchase these shares at the original sale price. Under the repurchase agreements associated with 1,958,250 of these shares, the shares subject to repurchase are reduced in equal increments over 36 months from the original vesting dates which range from February 28, 1996 to December 6, 2002. At December 31, 1999 and 2000, there were approximately 1,211,328 and 250,976 shares, respectively, outstanding that were eligible for repurchase. The Company holds promissory notes totaling approximately $6,728 of principal and interest, net of allowance at December 31, 2000, from current and former senior management in consideration for the restricted stock discussed above. The notes accrue interest at 6% per year and are payable in full 10 years from the date of the loan. In connection with these stock issuances, the Company recorded compensation expense of $0 and $986 for the years ended December 31, 2000 and 1999, respectively.

(d)  Shares Issued for Services

    In August 2000, the Company granted 41,500 stock options valued at $181 in exchange for consulting services provided by third parties. The stock options were valued using the Black-Scholes option pricing model. The per share weighted average fair market value was $5.13 on the date of grant, with the following weighted average assumptions: risk-free interest rate of 6%, expected dividend yield of 0%, a 7-year term and an expected volatility index of 100%.

(e)  Employee Stock Purchase Plan

    The Company's board of directors has adopted and the shareholders have approved an employee stock purchase plan (ESPP), for the benefit of its employees. A total of 2,500,000 shares are reserved for issuance under the ESPP.

    Except as described below, all full-time employees of the Company and its designated subsidiaries are eligible to participate in the ESPP. Any employee who would, after a purchase of shares in an offering under the plan, own or be considered to own five percent or more of the voting power or value of all classes of stock of the Company, or any parent or subsidiary of the Company, is ineligible to participate in an offering under the ESPP.

    Except for the first offering period, offering periods are two years long and are divided into four six-month purchase periods. The first offering period began on the effective date of the initial public offering and runs for approximately two years, divided into four purchase periods. On the first day of each offering period, the offering date, each participating employee is automatically granted an option to purchase shares of the Company's common stock. That option will be automatically exercised on the last day of each purchase period during the offering. The last day of a purchase period is known as a purchase date. No employee may purchase more than 10,000 shares in each offering period or accrue the right to purchase shares at a rate that exceeds $25 of fair market value, as determined on the offering date, for each calendar year that the option is outstanding. Each eligible employee may elect to participate in the ESPP by filing a subscription and payroll deduction authorization. Shares may be purchased under the ESPP only through payroll deductions of not more than 15 percent of an employee's gross base salary plus commissions. On each purchase date the Company will apply the amounts withheld to purchase shares for the employee. The purchase price will be the lesser of 85 percent of the fair market value of the Company's common stock on the offering date or on the purchase date.

    The ESPP is administered by the Company's board of directors. The board of directors may adopt rules and regulations for the operation of the ESPP, adopt forms for use in connection with the ESPP, decide any question of interpretation of the ESPP or rights arising under the ESPP and generally supervise the administration of the ESPP. The Company pays all expenses of the ESPP other than commissions on sales of shares for employees' accounts by the custodian.

    An independent custodian maintains the records under the ESPP. Shares purchased by employees under the ESPP are delivered to and held by the custodian on behalf of the employees. By appropriate instructions from an employee, all or part of the shares may be sold or transferred into the employee's own name and delivered to the employee.

    The board of directors may amend the ESPP, except that increases in the number of reserved shares, other than adjustments authorized by the ESPP, or decreases in the purchase price of shares offered under the ESPP, require shareholder approval. The board of directors may terminate the ESPP at any time.

    During 2000, the Company issued 212,156 shares of common stock valued at $1,026 under the employee stock purchase plan.

(6)  Other Income

    Other income consists of the following:

	Years Ended December 31,
	2000	1999	1998
Interest expense	$(482)	$(292)	$(187)
Interest income	6,292	1,876	707
Other, net	35	(487)	(54)

Total other income	$5,845	$1,097	$466

(7)  Income Taxes

    The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 2000, 1999 and 1998. As such, there was no current or deferred tax provision for these periods.

    The actual income tax expense differs from the expected tax expense, which is computed by applying the U.S. federal corporate income tax rate of 34% to net loss before income taxes, as follows:

	Years Ended December 31,
	2000	1999	1998
Computed expected income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income tax expense (benefit) resulting from:
State income tax benefit	(1.5)	(4.1)	(4.3)
Increase in valuation allowance	13.9	37.8	44.7
Research and development credits	(0.1)	(2.2)	(8.3)
Goodwill	21.7	—	—
Other	—	2.5	1.9

Income tax expense	—%	—%	—%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Years Ended December 31,
	2000	1999
Deferred tax assets:
Deferred revenue	$315	$—
Intangibles	3,492	—
Furniture and equipment due to differences in depreciation	1,555	—
Net operating loss and research and experimentation credit carryforwards	110,576	24,588
Allowance for doubtful accounts and other accruals	1,239	690
Other carryforwards	32	—

Gross deferred tax assets	117,209	25,278
Less valuation allowance	(117,209)	(25,084)

Net deferred tax assets	—	194
Deferred tax liabilities:
Change in method of accounting	—	(54)
Other	—	(140)

Net deferred tax liabilities	—	(194)

Net deferred tax assets and liabilities	$—	$—

    Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The valuation allowance for deferred tax assets as of December 31, 2000 was approximately $117,209. The net change in the total valuation allowance for the years ending December 31, 2000, 1999 and 1998 was an increase of approximately $92,125, $10,525 and $3,153 respectively.

    Included in the valuation allowance at December 31, 2000 is $47,059 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill of acquired enterprises.

    At December 31, 2000, the Company has available federal and state net operating loss carryforwards for tax purposes of approximately $281,789 and research and experimentation credits of approximately $2,512, which expire through 2020. Approximately $114,391 of the net operating losses are subject to annual utilization limitation due to ownership changes in prior years.

(8)  Restructuring Charges

    Primarily as a result of the merger and acquisition described in Note 2, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 28% of the Company's workforce, a reduction in total facilities, and impairment of certain assets.

    Restructuring charges are primarily comprised of costs associated with severance packages, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges totaled approximately $17,506 million for the year ended December 31, 2000. At December 31, 2000, approximately $1.8 million relating to these programs was included in current liabilities.

    As of December 31, 2000, the following amounts were recorded:

	Employee severance and related expenses	Impairments of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total
2000 restructuring charges	$11,287	$3,108	$3,111	$17,506
Write-offs/payments	9,542	3,108	3,111	15,761

Restructuring accrual balance at December 31, 2000	$1,745	$—	$—	$1,745

    The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(9)  Commitments and Contingencies

    In September 1999, Medscape entered into a license agreement with L&H Applications USA, Inc. L&H has granted to the Company a non-exclusive, non-transferable license to incorporate L&H's product into the Company's Logician family of products. The Company may be required to make additional minimum payments in accordance with this agreement of up to $1,075 during 2001.

    In February 1999, the Company entered into an agreement to issue common stock to a customer at the fair market value up to $6,000, in consideration for allowing the Company to use this customer as a reference site. Issuance of stock is contingent upon sales of additional licenses to the customer or to third parties in the customer's geographic area. Since the date of inception, the Company has issued 178,470 shares of common stock with an estimated fair value of $9.45 per share to this customer through December 31, 2000. The Company has recorded the expense associated with this grant as a component of marketing and sales expense. The stock agreement expires December 31, 2004.

    The Company is involved in various claims and legal actions in the normal course of business. The most significant of these are described below. In the opinion of management, the ultimate disposition of outstanding claims and legal actions will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

    On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio, Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc., against Network Health Services, Inc., predecessor to Total eMed, Inc. In November of 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff filed an amended complaint on June 1, 2000 that alleges breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleges that Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Service's business concepts and customer base. The complaint also alleges that Network Health Services committed other actionable offenses as described above. A scheduling order has been entered in this case setting it for trial in November 2001. The case is presently in the discovery phase. The Company does not believe that it interfered in any way with the plaintiff's economic relationships and it intends to defend itself vigorously should the case proceed to trial.

    The Financial Accounting Standards Board (FASB) has issued an Exposure Draft ("Draft"), Business Combinations and Intangible Assets-Accounting for Goodwill, that proposes significant changes to the current accounting for goodwill and intangible assets. If adopted in its current form, the Company's financial results may be impacted in the future. Currently, the Draft would require companies to discontinue the current practice of amortizing goodwill over its useful life and instead require companies to perform impairment tests when certain events or circumstances indicate the fair value of goodwill may be less than the carrying amount.

(10)  Segment Information

    During the fourth quarter of 2000, Medscape's operations and corresponding organizational structures were organized into three strategic business unit groups that offer products and services tailored for particular market segments. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to allocate resources and assess performance. Information for prior periods has been reclassified to conform to the current year presentation.

    Medscape's reported segments consist of Digital Health Record (DHR) applications (application licenses and support services), Internet portals (sponsorship and advertising), and transcription services (transcription services). The DHR applications segment develops and markets DHR applications for physicians, healthcare professionals, and patients by using advanced technologies to link healthcare professionals and consumers to physicians. Internet Portals provide healthcare professionals and consumers with timely, relevant, and authoritative professional and consumer healthcare information available through the Company's branded media properties, including Medscape.com and CBSHealthWatch.com. Medscape Transcription provides transcription services for physicians in the outpatient market and provides premium web-based medical transcription services to physicians by utilizing digital voice capture, dedicated circuits, and the Internet to connect physicians and professional medical transcriptionists through a national data center.

    The Company measures the performance of its operating segments based on segment operating income, which includes sales and marketing expenses, research and development costs, and other overhead charges directly attributable to the operating segment. Certain expenses that are managed outside of the operating segments are excluded from segment operating income. These consist primarily of corporate charges, including other income and expense items, unallocated shared expenses, taxes, and restructuring and merger charges. Gains and losses associated with the sale of business assets are also excluded from segment operating income. Asset information by operating segment is not reported since Medscape does not identify assets by segment. The accounting policies of the segments are the same as those used in the preparation of Medscape's consolidated financial statements.

    The Company does not have material revenues or assets outside the United States. During 2000, no single customer accounted for more than 10% of total revenues. During 1999, one customer accounted for approximately 16% of the Company's total revenues, and another customer accounted for approximately 13%. During 1998, one customer accounted for approximately 20% of total revenues.

	Years Ended December 31,
	2000	1999	1998
Digital Health Record application
Revenue	$21,104	$19,717	$16,160
Operating loss	(22,768)	(29,084)	(7,698)
Internet portal
Revenue	20,483	—	—
Operating loss	(9,628)	—	—
Transcription service
Revenue	6,568	—	—
Operating loss	(7,827)	—	—
Consolidated and other
Revenue	—	—	—
Operating loss	(40,750)	—	—

Consolidated segment totals
Revenue	48,155	19,717	16,160
Operating loss	$(80,973)	$(29,084)	$(7,698)

    The following table reconciles consolidated segment operating loss to the Company's consolidated net loss.

	Years Ended December 31,
	2000	1999	1998
Consolidated segment operating loss	$(80,973)	$(29,084)	$(7,698)
Corporate and other unallocated shared income	5,845	1,097	466
Depreciation and amortization	(220,528)	—	—
Restructuring and other charges	(25,815)	—	—

Net loss	$(321,471)	$(27,987)	$(7,232)

(11)  401(k) Plan

    The Company and its subsidiaries sponsor several 401(k) deferred savings plans, covering substantially all employees. Employees generally become eligible to participate in the plan upon employment. Employees may contribute up to 15% of their pay to the plan, subject to the limitation of $10.5 by the Internal Revenue Code. All employee contributions vest immediately. Medscape has not made any matching contributions, but does pay administrative costs for the plan. These costs were not significant for any period presented.

(12)  Related Party Transactions

    The Company has accepted promissory notes totaling $6,728 of principal and interest amount, net of the allowance, at December 31, 2000 from its officers and certain other employees in consideration for restricted stock issued. These notes accrue interest at 6% per year and are payable in full 10 years from the date of the underlying loan.

    The Company also loaned an officer approximately $104 to help pay for relocation expenses, under an unsecured promissory note, which bears interest at 6% per year. The note is payable in full on the earlier to occur of the sale of his residence located in Portland, Oregon, the termination of his employment, or July 1, 2001. The note is prepayable in full without penalty and was paid in full plus accrued interest during 2000.

(13)  Quarterly Financial Information (unaudited)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Revenues:
Application licenses and support services	$5,608	$3,486	$5,674	$6,336	$2,997	$4,088	$6,017	$6,615
Sponsorship and advertising	—	6,055	6,429	7,999	—	—	—	—
Transcription services	—	1,348	2,397	2,823	—	—	—	—

Total revenues:	5,608	10,889	14,500	17,158	2,997	4,088	6,017	6,615
Operating expenses	22,149	91,722	126,955	134,930	6,634	8,631	13,344	20,192
Net loss	(14,726)	(78,870)	(111,058)	(116,817)	(3,426)	(4,337)	(6,802)	(13,088)
Net loss per share	(0.45)	(1.85)	(2.02)	(2.12)	(0.48)	(0.54)	(0.85)	(0.96)

(14)  Subsequent Events (unaudited)

(a) General Motors Corporation

    General Motors Corporation (GM), the world's largest vehicle manufacturer, designs, builds and markets cars and trucks worldwide. GM is also the United States' largest private purchaser of healthcare. In January 2001, GM and Medscape entered into an e-business healthcare alliance. Under the alliance, GM and Medscape will cooperate on a three-year program to encourage U.S. physicians to use hand-held computer devices which use applications from the Medscape Mobile suite of products for prescriptions and to adopt Medscape's DHR application Medscape Logician ASP. As part of the strategic alliance, GM received warrants for 5 million shares of Medscape common stock. GM and Medscape will also share in any cost savings realized by GM primarily from physician usage of Medscape Mobile applications.

(b) Convertible Redeemable Preferred Stock Subscribed

    The Company issued approximately 5.9 million shares of Series 1 convertible redeemable preferred stock pursuant to a financing round that closed on January 4, 2001. As of December 31, 2000, $15.8 million had been received, in advance of the closing, and is presented in the financial statements as preferred stock subscribed. The Company received an additional $2 million in January and, at closing, paid approximately $1 million and issued warrants for 300,000 shares of Medscape common stock in fees associated with the financing. The terms for the Series 1 preferred stock are summarized below.

Dividends

    Preferred shareholders are entitled to receive dividends when and if declared by the Company's board of directors at an annual rate of $0.27 per share. The right to receive dividends on preferred stock is cumulative and shall compound annually. Dividends are deemed to accrue on a daily basis, commencing on the date the Series 1 preferred stock is first issued. No dividends may be declared or paid on common stock until all declared dividends on preferred stock have been paid. As of December 31, 2000 no dividends had been declared or paid.

Liquidation Preferences

    Upon dissolution, liquidation or winding up of the affairs of the Company, either voluntarily or involuntarily, the preferred shareholders receive preference in liquidation over the common shareholders of the Company. The liquidation value for each outstanding share is $3 per share, adjusted for any accrued and unpaid stock dividends.

Redemption

    The preferred stock is subject to mandatory redemption features under the following circumstances (a) a change in control or (b) a trigger event. A trigger event is defined as the Company failing to obtain the shareholder approval contemplated by the Preferred Stock and Warrant Purchase Agreement. In the occurrence of either event, each holder shall have the right to require the Corporation to purchase all or a portion of such preferred stock, for which funds are legally available for redemption. The per share redemption price for each series of preferred stock is equal to its per share liquidation value, adjusted for any accrued and unpaid stock dividends.

Voting

    The holder of each share of each series of preferred stock is entitled to the number of votes the holder would be entitled to if the shares of preferred stock were converted to common stock.

Conversion

    Each share of preferred stock is voluntarily convertible into common stock at any time after the date of issuance at a rate that equals the original issue price divided by the conversion price at the time in effect, subject to adjustments specified in the purchase agreements. Each share of the Series 1 preferred stock shall be automatically converted into the number of shares of common stock obtained by dividing the per share price by the conversion price, subject to adjustments in accordance with the anti-dilution provisions thereof, upon the earlier of: (i) the date, which shall be no sooner than January 4, 2002, on which the last sale price of the common stock on NASDAQ has been at least five times the conversion price for 30 consecutive trading days, with a minimum average trading volume per day of 2% of the number of issued and outstanding shares of common stock not held by affiliates of the Company and (ii) immediately prior to the closing of a merger, sale of all or substantially all of the Company's assets, or combination in which the Company's common shareholders receive cash or marketable securities with an aggregate value per share of at least five times the conversion price.

Warrants

    In addition to the shares of Series 1 preferred stock, the preferred shareholders were granted warrants for the purchase of approximately 4.5 million shares of the Company's common stock. The warrants have an exercise price of $0.01 per share, and are exercisable at the option of the holder for five years. The fair value of the warrants issued was determined by applying the Black-Scholes option pricing model using the commitment date for performance as the measurement date. The warrants and the warrant shares will not be transferable separately from the Series 1 preferred stock prior to the first anniversary of the closing of the proposed transaction.

Board Representation

    The majority of the holders of the Series 1 Preferred Stock shall have the right to elect one member of the Company's board of directors.

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required in this section regarding Directors of the Company are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission. See also the information with respect to Executive Officers of the Company under Item 4A of Part I hereof, which information is incorporated herein by reference.

Item 11. Executive Compensation

    Information required in this section regarding executive compensation, are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information required in this section regarding security ownership of certain beneficial owners and management are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

    Information required in this section regarding certain relationships and related transactions are herein incorporated by reference to the Company's definitive proxy statement to be filed within 120 days of the Company's year end with the Securities and Exchange Commission.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

    The following is the index to the consolidated financial statements:

MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

(a)(2) Financial Statement Schedule.

    Schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(a)(3) Exhibits

(a)
2.1(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Medscape, Inc., and Moneypenney Merger Corp.
2.2(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Total eMed Inc., and AQ Merger Corp.
3.1(7)	1999 Restated Articles of Incorporation.
3.1.1(6)	Articles of Amendment to the 1999 Restated Articles of Incorporation.
3.1.2(8)	Articles of Amendment to the 1999 Restated Articles of Incorporation
3.2(6)	Restated Bylaws.
10.1(8)	2001 Third Amended and Restated Investor Rights Agreement.
10.2(1)*	1993 Stock Incentive Plan.
10.3(1)*	1996 Stock Incentive Plan, as amended.
10.4(1)*	1999 Stock Incentive Plan.
10.5(3)*	Amendment to 1999 Stock Incentive Plan.
10.6(1)*	Form of Incentive Stock Option Agreement.
10.7(1)	Form of Restricted Stock Purchase Agreement (Performance).
10.8(1)	Form of Restricted Stock Purchase Agreement.
10.9(2)	Form of Warrant, dated March 5, 1999, entitling Credit Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's common stock.
10.10(2)	Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.11(2)	Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.

10.12(5)	Form of Warrant, dated February 15, 2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common Stock.
10.13(8)	Stock Purchase Agreement, dated April 17, 2000, between Medicalogic, Inc. and AnywhereMD.com, Bryan Hixson, and Harold Hartsell.
10.14(8)	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000, between Medicalogic/Medscape Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors.
10.14.1(8)	Amendment to Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000.
10.15(8)	Form of Warrants, dated January 4, 2001, issued to Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors in connection with the Preferred Stock and Warrant Purchase Agreement.
10.16(8)	Form of Warrant, dated January 24, 2001, entitling General Motors Corporation to purchase 5,000,000 shares of Company's common stock.
10.17(2)	Common Stock Purchase Agreement between Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.
10.18(2)	Form of Stockholders Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.19(2)	Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.20(2)	Form of Joinder Agreement among certain Medscape, Inc. shareholders, dated July of 1999, in connection with the Stockholders Agreement dated July of 1999.
10.21(2)	Form of Trademark and Content Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.22(2)	Form of Subscription Agreement with CBS Corporation.
10.23(1)	Agreement to Issue Shares of common stock between Medicalogic, Inc. and Baylor College of Medicine, dated as of February 16, 1999.
10.23.1(8)	Amendment, dated December 27, 2000, to the Agreement to Issue Shares of common stock.
10.24(1)	Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC dated January 15, 1997, as amended July 15, 1999.
10.24.1(8)	Amendment, dated November 24, 1999, to the Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC.
10.25(8)	Agreement of Lease between Total eMed, Inc. and Highwoods/Tennessee Holdings, LP, dated November 22, 1999.
10.26(2)	Agreement of Lease between Medscape, Inc. and 224 W 30 LLC, dated May 26, 1999.
10.26.1(8)	Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.26.2(8)	Second Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.27(1)	Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation, dated April 1, 1998, as amended.
10.27.1(8)+	Amendment, dated January 1, 2000, to the Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation.
10.28(2)*	Employment Agreement between Medscape, Inc. and George D. Lundberg, M.D., dated February 15, 1999.
10.29(2)*	Employment Agreement between Medscape, Inc. and Mark Boulding, dated June 28, 1999.

10.30(2)	Preferred Share Purchase Agreement among Softwatch Ltd., and Medscape, Inc.(as purchaser) and certain other purchasers, dated June 15, 1999.
10.31(2)	License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.
10.32(2)	Stock Purchase Agreement between Medscape, Inc. and National Data Corporation, dated July 7, 1999.
10.33(2)+	Form of License and Product Development Agreement between Medscape, Inc. and National Data Corporation, dated July of 1999.
10.34(2)+	Interactive Services Agreement between America Online, Inc. and Medscape, Inc., dated September 3, 1999.
10.35(2)	Side Letter between America Online, Inc. and Medscape, Inc. dated September 22, 1999 in connection with the Interactive Services Agreement.
21.1(8)	Subsidiaries of the Company.
23.1(8)	Consent of Independent Auditors.

*
Management contract or compensatory plan or agreement.

+
Confidential treatment: Portions of this document are omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Index to Footnotes:

(1)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-1 of 1999 (333-87285).

(2)
Previously filed and incorporated herein by reference to Medscape, Inc.'s Registration Statement on Form S-1 of 1999 (333-77665).

(3)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 10-Q, dated on June 30, 1999, and filed with the Securities and Exchange Commission on August 14, 2000.

(4)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(5)
Previously filed and incorporated herein by reference to Medscape's Current Report on Form 10-K, for the Period End of December 31, 1999, and filed with the Securities and Exchange Commission on March 13, 2000.

(6)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 11, 2000 and filed with the Securities and Exchange Commission on May 25, 2000.

(7)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-8, dated January 14, 2000.

(8)
Filed herewith.

(b)
Reports on Form 8-K:

    The Company filed a report on Form 8-K, dated December 22, 2000, announcing the execution of an agreement for the private placement of preferred stock and warrants.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALOGIC/MEDSCAPE, INC.
Date: March 5, 2001	By:	/s/ DAVID C. MOFFENBEIER
David C. Moffenbeier President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2001	By:	/s/ DAVID C. MOFFENBEIER
David C. Moffenbeier Director, President and Chief Executive Officer (Principal Executive Officer)
Date: March 5, 2001	By:	/s/ DONALD A. BLOODWORTH
Donald A. Bloodworth Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 5, 2001	By:	/s/ MARK K. LEAVITT, M.D.
Mark K. Leavitt, M.D. Director, Chairman of the Board
Date: March 5, 2001	By:	/s/ THOMAS A. CROSKEY
Thomas A. Croskey Director
Date: March 5, 2001	By:	/s/ BRUCE M. FRIED
Bruce M. Fried Director
Date: March 5, 2001	By:	/s/ C. MARTIN HARRIS, M.D.
C. Martin Harris, M.D. Director
Date: March 5, 2001	By:	/s/ ANDREW HEYWARD
Andrew Heyward Director

Date: March 5, 2001	By:	/s/ RONALD H. KASE
Ronald H. Kase Director
Date: March 5, 2001	By:	/s/ ARTHUR N. LEIBOWITZ, M.D.
Arthur N. Leibowitz, M.D. Director, Executive Vice President, Digital Health Strategy and Business Development
Date: March 5, 2001	By:	/s/ GEORGE D. LUNDBERG, M.D.
George D. Lundberg, M.D. Director, Executive Vice President and Editor-in-Chief
Date: March 5, 2001	By:	/s/ NEAL MOSZKOWSKI
Neal Moszkowski Director
Date: March 5, 2001	By:	/s/ MARK A. STEVENS
Mark A. Stevens Director

Exhibit Index

2.1(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Medscape, Inc., and Moneypenney Merger Corp.
2.2(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Total eMed Inc., and AQ Merger Corp.
3.1(7)	1999 Restated Articles of Incorporation.
3.1.1(6)	Articles of Amendment to the 1999 Restated Articles of Incorporation.
3.1.2(8)	Articles of Amendment to the 1999 Restated Articles of Incorporation
3.2(6)	Restated Bylaws.
10.1(8)	2001 Third Amended and Restated Investor Rights Agreement.
10.2(1)*	1993 Stock Incentive Plan.
10.3(1)*	1996 Stock Incentive Plan, as amended.
10.4(1)*	1999 Stock Incentive Plan.
10.5(3)*	Amendment to 1999 Stock Incentive Plan.
10.6(1)*	Form of Incentive Stock Option Agreement.
10.7(1)	Form of Restricted Stock Purchase Agreement (Performance).
10.8(1)	Form of Restricted Stock Purchase Agreement.
10.9(2)	Form of Warrant, dated March 5, 1999, entitling Credit Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's common stock.
10.10(2)	Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.11(2)	Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.12(5)	Form of Warrant, dated February 15, 2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common Stock.
10.13(8)	Stock Purchase Agreement, dated April 17, 2000, between Medicalogic, Inc. and AnywhereMD.com, Bryan Hixson, and Harold Hartsell.
10.14(8)	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000, between Medicalogic/Medscape Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors.
10.14.1(8)	Amendment to Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000.
10.15(8)
Form of Warrants, dated January 4, 2001, issued to Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors in connection with the Preferred Stock and Warrant Purchase Agreement.
10.16(8)	Form of Warrant, dated January 24, 2001, entitling General Motors Corporation to purchase 5,000,000 shares of Company's common stock.

10.17(2)	Common Stock Purchase Agreement between Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.
10.18(2)	Form of Stockholders Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.19(2)	Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.20(2)	Form of Joinder Agreement among certain Medscape, Inc. shareholders, dated July of 1999, in connection with the Stockholders Agreement dated July of 1999.
10.21(2)	Form of Trademark and Content Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.22(2)	Form of Subscription Agreement with CBS Corporation.
10.23(1)	Agreement to Issue Shares of common stock between Medicalogic, Inc. and Baylor College of Medicine, dated as of February 16, 1999.
10.23.1(8)	Amendment, dated December 27, 2000, to the Agreement to Issue Shares of common stock.
10.24(1)	Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC dated January 15, 1997, as amended July 15, 1999.
10.24.1(8)	Amendment, dated November 24, 1999, to the Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC.
10.25(8)	Agreement of Lease between Total eMed, Inc. and Highwoods/Tennessee Holdings, LP, dated November 22, 1999.
10.26(2)	Agreement of Lease between Medscape, Inc. and 224 W 30 LLC, dated May 26, 1999.
10.26.1(8)	Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.26.2(8)	Second Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.27(1)	Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation, dated April 1, 1998, as amended.
10.27.1(8)+	Amendment, dated January 1, 2000, to the Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation.
10.28(2)*	Employment Agreement between Medscape, Inc. and George D. Lundberg, M.D., dated February 15, 1999.
10.29(2)*	Employment Agreement between Medscape, Inc. and Mark Boulding, dated June 28, 1999.
10.30(2)	Preferred Share Purchase Agreement among Softwatch Ltd., and Medscape, Inc. (as purchaser) and certain other purchasers, dated June 15, 1999.
10.31(2)	License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.
10.32(2)	Stock Purchase Agreement between Medscape, Inc. and National Data Corporation, dated July 7, 1999.

10.33(2)+	Form of License and Product Development Agreement between Medscape, Inc. and National Data Corporation, dated July of 1999.
10.34(2)+	Interactive Services Agreement between America Online, Inc. and Medscape, Inc., dated September 3, 1999.
10.35(2)	Side Letter between America Online, Inc. and Medscape, Inc. dated September 22, 1999 in connection with the Interactive Services Agreement.
21.1(8)	Subsidiaries of the Company.
23.1(8)	Consent of Independent Auditors.
*
Management contract or compensatory plan or agreement.

+
Confidential treatment: Portions of this document are omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Index to Footnotes:

(1)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-1 of 1999 (333-87285).

(2)
Previously filed and incorporated herein by reference to Medscape, Inc.'s Registration Statement on Form S-1 of 1999 (333-77665).

(3)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 10-Q, dated on June 30, 1999, and filed with the Securities and Exchange Commission on August 14, 2000.

(4)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(5)
Previously filed and incorporated herein by reference to Medscape's Current Report on Form 10-K, for the Period End of December 31, 1999, and filed with the Securities and Exchange Commission on March 13, 2000.

(6)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 11, 2000 and filed with the Securities and Exchange Commission on May 25, 2000.

(7)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-8, dated January 14, 2000.

(8)
Filed herewith.

QuickLinks

MedicaLogic/Medscape, Inc. Annual Report on Form 10-K
Table of Contents
PART I
PART II
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)
PART III
PART IV
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS
SIGNATURES
Exhibit Index