Form 10-K/A
period 2000-12-31
MEDICALOGIC/MEDSCAPE INC
filed 2001-04-30
CIK 923899

QuickLinks -- Click here to rapidly navigate through this document

File Number: 000-28285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
 Common Stock, no par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the registrant's common stock held by nonaffiliates as of April 16, 2001 was approximately $71,447,000.

   The number of shares outstanding of the registrant's common stock as of April 16, 2001 was 56,203,054.

DOCUMENTS INCORPORATED BY REFERENCE

   None.

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A amends the Form 10-K filed by MedicaLogic/Medscape, Inc. (the "Company") on March 5, 2001. This Form 10-K/A amends Part III (Items 10, 11, 12 and 13) of the Company's original Form 10-K filing only, and all other portions of the Company's original 10-K filing remain in effect.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information required by this item concerning executive officers is set forth in Part I of this Report under "ITEM 4A.—EXECUTIVE OFFICERS OF THE REGISTRANT."

DIRECTORS

    Set forth below is information as of April 30, 2001 about each director of the Company, including his or her business experience during the past five years.

Name	Age	Position
Mark K. Leavitt	50	Chairman of the Board
David C. Moffenbeier	49	Director
George D. Lundberg, M.D.	67	Director
Arthur N. Leibowitz	53	Director
Thomas A. Croskey	45	Director
Bruce M. Fried	51	Director
C. Martin Harris	44	Director
Andrew Heyward	50	Director
Ronald H. Kase	42	Director
Neal Moszkowski	35	Director
Mark A. Stevens	41	Director

    Mark K. Leavitt, Director.  Dr. Leavitt has been Chairman of the Board of the Company since 1985. Dr. Leavitt founded MedicaLogic in 1985 and served as the Chief Executive Officer from 1985 until May 2000. From 1992 to 1996 he served as a faculty member for St. Vincent Internal Medicine Family Practice and concurrently served as Medical Director and Regional Information Systems Director for Sisters of Providence Health Care System from 1992 to 1994. From 1982 to 1992, Dr. Leavitt operated a private practice of internal medicine. From December 1997 to June 1998, he served on the Board of Directors of Physician Partners, Inc.

    David C. Moffenbeier, Director.  Mr. Moffenbeier has been a director of the Company since 1994. Mr. Moffenbeier became President and Chief Executive Officer in May 2000. From 1994 until May 2000, he served as Chief Operating Officer of the Company. From 1993 to 1994, Mr. Moffenbeier served as Chairman of the Board of Directors of Summit Design Inc., a supplier of software tools for integrated circuits. Previously, Mr. Moffenbeier co-founded Mentor Graphics Corp., a manufacturer of hardware and software for electronic design automation, where he served as a director from 1981 to 1993 and as its Chief Financial Officer from 1981 to 1984, its Vice President of International Sales from 1985 to 1988 and its Vice President of Worldwide Sales from 1989 to 1993. He currently serves on the Board of Directors of Providence Good Health Plan, a health care management organization.

    George D. Lundberg, Director.  Dr. Lundberg has been a director of the Company in August 2000. Dr. Lundberg became the Executive Vice President and Editor in Chief when Medscape, Inc. merged with the Company in May 2000. Prior to the merger, he served as Editor in Chief of Medscape, Inc. from February 1999 to May 2000. Prior to joining the Company, he served as Editor of the Journal of the American Medical Association and also served as the Editor in Chief of Scientific Information and Multimedia, a publication of the American Medical Association, for seventeen years.

    Arthur N. Leibowitz, Director.  Dr. Leibowitz has been a director of the Company since December 2000. At that time, he also became the Executive Vice President, Digital Health Strategy and Business Development. Prior to joining the Company, he served as the Chief Medical Officer for Aetna U.S. Healthcare from 1992 to December 2000 and held various other positions from 1987 to 1992. Prior to 1987, Dr. Leibowitz was in private practice.

    Thomas A. Croskey, Director.  Mr. Croskey has been a director of the Company since February 2001. Mr. Croskey has served as the Director of Employment Cost Analysis (ECA) for the General Motors North American Finance Staff since 1996.

    Bruce M. Fried, Director.  Mr. Fried has been a director since 1998. Since 1998, Mr. Fried has been a partner and chair of the health law group at Shaw Pittman, an international law firm based in Washington, D.C. From 1995 to 1998, Mr. Fried served as the Health Care Financing Administration's director of the Center for Health Plans and Providers. From 1994 to 1995, Mr. Fried was vice president of federal affairs at FHP International Corporation, then one of the nation's largest managed care organizations.

    C. Martin Harris, Director.  Dr. Harris has been a director of the Company since May 2000. Since 1996, Dr. Harris has served as a staff physician at the Cleveland Clinic Hospital and at the Cleveland Clinic Foundation as well as the chief information officer and the chairman of the information technology division for the Cleveland Clinic Foundation. From 1987 to 1996, Dr. Harris served as attending physician for the Hospital of the University of Pennsylvania and as an assistant professor of Medicine at the University of Pennsylvania School of Medicine where he previously worked as an instructor of clinical medicine. From 1990 to 1993, Dr. Harris served as the associate vice-president of information systems and technology at the University of Pennsylvania Medical Center. Dr. Harris currently serves as a member of the board of directors for Care Management Sciences Corporation.

    Andrew Heyward, Director.  Mr. Heyward has been a director of the Company since February 2001. Mr. Heyward has served as President of CBS News since January 1996. From October 1994 until January 1996, he was Executive Producer of "CBS Evening News with Dan Rather" and Vice President of CBS News. From February 1993 until October 1994, Mr. Heyward served as Executive Producer of the CBS News Magazine "Eye to Eye with Connie Chung." Prior to that time, he was responsible for developing CBS's "48 Hours" series. Mr. Heyward serves on the board of directors of Marketwatch.com, Inc.

    Ronald H. Kase, Director.  Mr. Kase has been a director since July 1994. Mr. Kase joined New Enterprise Associates, a venture capital investment firm in 1990 and has been a general partner since May 1995. Mr. Kase serves on the boards of directors of Data Critical Corporation, a wireless healthcare data products company, and several privately held information technology and healthcare companies.

    Neal Moszkowski, Director.  Mr. Moszkowski has been a director since May 1999. Since 1998, Mr. Moszkowski has served as a partner of Soros Private Funds Management, LLC. From 1993 to 1998, Mr. Moszkowski was an executive director in the principal investment area of Goldman Sachs International and a vice president of Goldman Sachs & Co. Mr. Moszkowski serves on the board of directors of Integra Life Sciences Holdings Corporation, a developer and marketer of medical products, implants and biomaterials, Bluefly, Inc., an off-price apparel Internet retailer, and several private companies.

    Mark A. Stevens, Director.  Mr. Stevens has been a director since 1994. Mr. Stevens joined Sequoia Capital in 1989 and has been a general partner since 1993. Mr. Stevens serves on the boards of directors of MP3.com, Inc., an online music Internet company, NVidia Corp., a supplier of graphics processors and software, and Terayon Communication Systems, Inc., a cable modem system supplier, and several privately held Internet and semiconductor companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports filed.

    Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2000 with all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners, except that Dr. George Lundberg filed a late report with respect to a purchase of 4,036 shares.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

    The Company does not pay any cash fees to directors for attendance at meetings. The Company does reimburse its directors for out-of-pocket expenses related to attending meetings of the board of directors. Also, it has been the Company's policy to grant to newly-elected, non-employee directors at the time of election an option to purchase 30,000 shares of the Company's common stock, which options vest over a three-year period.

EXECUTIVE COMPENSATION

    The table below shows the annual compensation of the Chief Executive Officer and the next six most highly compensated executive officers of the Company for the 1998, 1999 and 2000 fiscal year.

SUMMARY COMPENSATION TABLE

				Long-term Compensation Awards
	Annual Compensation
					Securities Underlying Option/SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) (1) ($)		Other Compensation ($)
Mark K. Leavitt Chairman of the Board	2000 1999 1998	243,000 210,000 208,333	— 100,000 —	— 66,000 60,000	200,000 — —	— — —
David C. Moffenbeier President and Chief Executive Officer	2000 1999 1998	240,000 190,000 238,333	— 100,000 50,000	— 66,000 60,000	200,000 — —	— — —
Thomas M. Watson Executive Vice President, Application Sales	2000 1999 1998	212,500 150,000 150,000	— 107,574 75,559	— — —	75,000 — —	105,000 — —	(2)
George D. Lundberg, M.D. Executive Vice President, Editorial and Editor-in-Chief	2000 1999 1998	150,250 — —	43,858 — —	— — —	232,390 — —	84,656 — —	(7)
Blackford F. Middleton Senior Vice President Clinical Informatics (3)	2000 1999 1998	193,333 160,000 158,333	15,000 15,000 15,000	— 33,000 30,000	100,000 — —	58,498 125,516 53,621	(2) (2) (2)
Paul T. Sheils Vice Chairman of MedicaLogic/Medscape and President of Medscape (4)	2000 1999 1998	47,500 — —	46,438 — —	— — —	— — —	376,500 — —	(5)
Frank J. Spina Chief Financial Officer (6)	2000 1999 1998	172,917 47,560 —	50,000 — —	— — —	200,000 — —	112,500 — —	(5)

(1)
These shares had been subject to a right of repurchase by the Company that has terminated. 1998 dollar values were calculated based on $4.00 per restricted share, and 1999 dollar values were calculated based on $4.40 per restricted share. The aggregate dollar value of these restricted shares as of December 31, 2000 was less than the consideration paid for the shares.

(2)
Comprised of commission payments.

(3)
Mr. Middleton resigned in January 2001.

(4)
Mr. Sheils resigned in June 2000. Mr. Sheils has agreed to continue providing consulting services to the Company until March 2002. As part of this agreement, Mr. Sheils' options will remain exercisable during the period of his consultancy. Mr. Sheils has options to purchase an aggregate of 58,879 shares, 34,654 of which are at an exercise price of $3.096 and 24,225 of which are at an exercise price of $30.1858.

(5)
Comprised of severance payments made during 2000.

(6)
Mr. Spina resigned in August 2000.

(7)
Comprised of rent and relocation expense reimbursement.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows grants of stock options to Company's Chief Executive Officer and to each of the named executive officers for the year ended December 31, 2000. Company has never granted any stock appreciation rights. The percentages in the table below are based on options to purchase an aggregate of 7,113,123 shares of common stock granted under Company's stock option plan in the year ended December 31, 2000 to our employees, consultants and directors. The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant as determined by the board of directors. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number Of Securities Under- Lying Option/SARs Granted	Percent Of Total Options/SARs Granted To Employees In Fiscal Year
						Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
				Exercise Of Base Price ($/Sh)	Expiration Date
Name						5% ($)		10% ($)
Mark K. Leavitt	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569
David C. Moffenbeier	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569
Thomas M. Watson	75,000	1.1%		$5.9375	6/15/10		$280,055		$709,713
George D. Lundberg, M.D.	32,300 200,000 90	.05 2.8 0.0	% % %	$33.8622 5.9375 5.3750	2/18/10 6/15/10 8/17/10	$ $ $	687,853 746,812 304	$ $ $	1,743,154 1,892,569 771
Blackford F. Middleton	100,000	1.4%		$5.9375	6/15/10		$373,406		$946,285
Paul T. Sheils	—	—		—	—		—		—
Frank J. Spina	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569

FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning the number and value realized as to options exercised during 2000 and options held at December 31, 2000 by the individuals named in the Summary Compensation Table and the value of those options held at such date. The options exercised were not exercised as SARs and no SARs were held at year end.

AGGREGATED OPTION/SAR EXERCISES IN
LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End
					Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End($)
	Shares Acquired On Exercise
		Value Realized ($) (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark K. Leavitt	—	—	33,333	166,667	(2)	(2)
David C. Moffenbeier	—	—	33,333	166,667	(2)	(2)
Thomas M. Watson	—	—	12,500	62,500	(2)	(2)
George D. Lundberg, M.D	20,185	$374,271	42,509	242,371	(2)	(2)
Blackford F. Middleton	—	—	16,667	83,333	(2)	(2)
Paul T. Sheils	288,346	$1,694,349	58,879	—	(2)	(2)
Frank J. Spina	—	—	19,999	—	(2)	(2)

(1)
Based on the difference between the closing price on the date of exercise and the option exercise price.

(2)
The market price of our common stock on December 31, 2000 exceeded the exercise price of the options.

Employment Agreements

    Agreement with George D. Lundberg, M.D.  Under a four-year employment agreement, dated February 15, 1999, George D. Lundberg became the Company's Editor in Chief at an annual base salary of $200,000. The employment agreement also provides for an annual cash bonus of at least $25,000

    If Dr. Lundberg's employment is terminated for any reason other than his death, disability or serious misconduct, any incentive stock options that have not yet fully vested will vest upon termination. In addition, Dr. Lundberg will be entitled to a payment equal to his annual salary and annual bonus in effect at the time of termination. However, the incentive stock options are forfeited if Dr. Lundberg is terminated for serious misconduct. Also, if Dr. Lundberg's employment is terminated because of his death or disability, Dr. Lundberg or his estate may exercise any vested incentive stock options within 90 days after termination.

    Under his employment agreement, Dr. Lundberg agreed not to compete with the Company and not to solicit the Company's customers or employees for one year after the termination of his employment, with limited exceptions. Dr. Lundberg may terminate his employment with the Company for any reason upon 60 days prior written notice.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The compensation committee of the board of directors during 2000 included C. Martin Harris, Ronald H. Kase and Mark A. Stevens, none of whom were employees of the Company. During 2000, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions) or as a director of another entity, one of whose executive officers served as a member of the compensation committee or as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 16, 2001 by the Company's directors, certain executive officers and directors and executive officers as a group, and each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

    Unless indicated otherwise below, the address for each listed director and officer is MedicaLogic/Medscape, Inc., 20500 NW Evergreen Parkway, Hillsboro, Oregon 97124. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or warrants held by that person that are exercisable within 60 days of April 16, 2001, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 56,203,054 shares of the Company's common stock outstanding as of April 16, 2001.

	Number of Shares Beneficially Owned
Beneficial Owner	Common Stock		Preferred Stock(1)	Total	Percentage of Shares
General Motors Corporation 300 Renaissance Center Detroit, MI 48265-3000	5,000,000	(2)	0	5,000,000	8.2%
Viacom, Inc. Attn: Law Department 1515 Broadway Ave New York, NY 10036-8901	4,695,892		0	4,695,892	8.4%
Entities associated with Sequoia Funds 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 94025	2,803,847	(3)	0	2,803,847	4.9%
New Enterprise Associates 2490 Sand Hill Road Menlo Park, CA 94025	2,353,596		0	2,353,596	4.2%
Quantum Industrial Partners LDC Kaya Flamboyan 9 Willemstad, Curacao Netherlands Antilles	2,842,930	(4)	1,666,666	4,509,596	7.8%

SFM Domestic Investment LLC c/o Soros Fund Management LLC 888 Seventh Avenue NewYork,NY 10016	2,842,930	(5)	1,666,666	4,509,596	7.8%
Mark A. Stevens 3000 Sand Hill Rd. Bldg. 4, Ste. 280 Menlo Park, CA 94025	2,809,680	(6)	0	2,809,680	4.9%
Ronald H. Kase 2490 Sand Hill Road Menlo Park, CA 94025	2,383,596	(7)	0	2,383,596	4.2%
Bruce M. Fried 2300 N. Street, NW Washington, DC 20037	26,250	(8)	0	26,250	*
Neal Moszkowski 888 Seventh Avenue Suite 3300 New York, NY 10106	30,000	(9)	0	30,000
C. Martin Harris, M.D. c/o Cleveland Clinic Foundation 9500 Euclid Foundation H18 Cleveland, OH 44195	0		0	0	*
Thomas A. Croskey General Motors 482-C30-D36 300 Renaissance Center Detroit, MI 48265-3000	0		0	0	*
Andrew Heyward CBS News 524 West 57 Street New York, NY 10019-2985	0		0	0	*
Mark K. Leavitt	1,155,550	(10)	0	1,155,550	2.1%
David C. Moffenbeier	729,622	(11)	0	729,622	1.3%
George D. Lundberg, M.D	122,382	(12)	0	122,382	*
Arthur N. Liebowitz, M.D.	66,668		0	66,668	*
All directors and executive officers as a group (17 persons):	7,708,927	(13)	0	7,708,927	13.7%

*
Less than one percent

(1)
Represents shares of the Company's Series 1 Preferred Stock.

(2)
Represents a warrant to purchase 5,000,000 shares of the Company's Common Stock for $2.31 a share.

(3)
Includes shares held of record by the following funds:

Sequoia Capital Growth Fund	1,726,745
Sequoia Capital VI	400,914
Sequoia Technology Partners III	110,219
Sequoia Technology Partners VI	22,028
Sequoia Capital Franchise Fund	473,685
Sequoia Capital Franchise Partner	52,632
Sequoia 1995	17,624
Total	2,803,847
(4)
Includes 1,274,509 shares subject to a warrant held of record by Quantum Industrial Partners LDC that is exerciseable within 60 days of April 16, 2001 at an exercise price of $0.01 per share.

(5)
Includes 1,274,509 shares subject to a warrant held of record by SFM Domestic Investment LLC that is exerciseable within 60 days of April 16, 2001 at an exercise price of $0.01 per share.

(6)
Includes 2,803,847 shares of common stock held of record by entities associated with Sequoia funds, of which Mr. Stevens disclaims beneficial ownership, except to the extent of his pecuniary interest. See note (3). Mr. Stevens's relationships to entities:

Relationship	Name of Sequoia Entity
General partner	Sequoia Capital VI
Sequoia Technology Partners VI
Managing member	Sequoia Capital Franchise Fund
Sequoia Capital Franchise Partners
Participates in voting control of shares	Sequoia Capital Growth Fund
of Medscape held of record by	Sequoia 1995
these entities:	Sequoia Technology Partners III

    The share amount also includes 5,833 shares subject to an option held of record by Mr. Stevens that is exerciseable within 60 days of April 16, 2001.

(7)
Includes securities held of record as described in the following table:

Holder of Record	Securities
New Enterprise Associates VI, LP	2,353,596 shares of common stock
Ronald H. Kase	Option to purchase 30,000 shares of common stock

    Mr. Kase disclaims beneficial ownership of the shares held of record by New Enterprise Associates. The option held of record by Mr. Kase is exercisable within 60 days of April 16, 2001.

(8)
Includes 22,500 shares subject to an option held of record by Mr. Fried that is exerciseable within 60 days of April 16, 2001.

(9)
All of these shares are subject to options that are exercisable within 60 days of April 16, 2001. Mr. Moszkowski is an employee of Soros Fund Management LLC, which is the principal investment advisor to Quantum Industrial Partners LDC. Mr. Moszkowski is also a non-managing member of SFM Domestic Investments LLC.

    Mr. Moszkowski is also a non-managing member of SFM Domestic Investments LLC. Mr. Moszkowski does not have voting or dispositive power over shares held of record by Quantum Industrial Partners LDC or SFM Domestic Investments LLC.

(10)
The share amount also includes 73,333 shares subject to an option held of record by Dr. Leavitt that is exerciseable within 60 days of April 16, 2001.

(11)
Includes 250,000 shares of common stock held of record by Elizabeth Moffenbeier, Mr. Moffenbeier's wife.

    The share amount also includes 73,333 shares subject to an option held of record by Mr. Moffenbeier that is exerciseable within 60 days of April 16, 2001.

(12)
The share amount also includes 101,181 shares subject to an option held of record by Dr. Lundberg that is exerciseable within 60 days of April 16, 2001.

(13)
Includes 245,681 shares subject to options that are exercisable within 60 days of April 16, 2001.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

    In connection with our series 1 preferred stock financing in January 2001, we sold an aggregate of 3,333,332 shares of series 1 preferred stock and warrants to purchase an aggregate of 2,549,018 shares of common stock for an aggregate price of approximately $10 million to Quantum Industrial Partners LDC and SFM Domestic Investments LLC, both of which are affiliates of Neil Moszkowski, one of our directors.

    Bruce M. Fried, a member of the board of directors, is a partner in a law firm retained by us to provide legal counsel about government affairs and trademark issues.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALOGIC/MEDSCAPE, INC
Date: April 30, 2001	By: Name: Title:	/s/ DAVID C. MOFFENBEIER David C. Moffenbeier President and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2001	By: Name: Title:	/s/ DONALD A. BLOODWORTH Donald A. Bloodworth Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
PART III
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
SIGNATURES