Form 10-Q
period 2001-03-31
MEDICALOGIC/MEDSCAPE INC
filed 2001-05-15
CIK 923899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-28285

___________

MEDICALOGIC/MEDSCAPE, INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0890696 (IRS Employer Identification No.)
20500 NW Evergreen Parkway Hillsboro, Oregon 97124 (Address of principal executive offices)

(503) 531-7000
(Registrant's telephone number, including area code)

          Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

          As of May 8, 2001 there were 56,203,054 shares of the Registrant's Common Stock outstanding.

MEDICALOGIC/MEDSCAPE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2001
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,402	$43,543
Short–term investments	25,003	9,857
Accounts receivable, net	11,878	16,039
Prepaid expenses and other current assets	13,938	14,305
Total current assets	59,221	83,744
Property and equipment, net	31,797	34,172
Goodwill and intangibles, net	710,271	793,588
Prepaid advertising and other assets, net	65,175	54,893
Total assets	$866,464	$966,397

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$839	$3,290
Accrued and other liabilities	18,647	23,452
Deferred revenue	10,949	10,548
Long term liabilities, current portion	11,781	12,131
Total current liabilities	42,216	49,421
Long term liabilities, net of current portion	1,730	4,591
Long term deferred revenue, net of current portion	814	814
Other long term liabilities	4,200	44

Total liabilities	48,960	54,870

Convertible redeemable preferred stock subscribed	-	15,800
Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,933,332 and no shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively.	8,819	-

Shareholders' equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 56,203,054 and 55,657,348 shares at March 31, 2001 and December 31, 2000, respectively	1,253,842	1,255,375
Common stock notes receivable, net	(6,715)	(6,728)
Warrants	53,278	32,818
Deferred stock compensation	(539)	(741)
Accumulated deficit	(491,181)	(384,997)
Total shareholders' equity	808,685	895,727

Total liabilities and shareholders' equity	$866,464	$966,397

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000

Revenues:
Application license	$1,352	$3,688
Subscription and support services	3,252	1,920
Sponsorship and advertising	6,088	–
Transcription services	3,158	–

Total revenues	13,850	5,608
Operating expenses:
Cost of revenues:
Application license	248	714
Subscription and support services	3,678	3,758
Sponsorship and advertising	2,801	–
Transcription services	4,000	–
Marketing and sales	12,535	8,659
Research and development	5,313	3,759
General and administrative	4,663	3,305
Depreciation and amortization	87,450	1,954

Total operating expenses	120,688	22,149

Operating loss	(106,838)	(16,541)

Other income, net	654	1,815

Net loss	$(106,184)	$(14,726)
Net loss per share:
basic and diluted	$(1.91)	$(0.45)

Weighted average shares: basic and diluted	55,470,088	32,423,637

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net loss	$(106,184)	$(14,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,450	1,954
Deferred stock compensation and other non-cash charges	913	846
Changes in assets and liabilities:
Accounts receivable	4,161	568
Prepaid expenses and other assets	2,419	133
Accounts payable	(2,451)	(2,629)
Accrued liabilities	(4,805)	3,378
Deferred revenue	401	(512)
Net cash used in operating activities	(18,096)	(10,988)
Cash flows from investing activities:
Purchases of short-term investments, net	(15,133)	(19,729)
Payments related to business combinations	(2,000)	(3,345)
Purchases of property and equipment	(1,518)	(6,589)
Net cash used in investing activities	(18,651)	(29,663)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	1,000	–
Proceeds from issuance of common stock, net	467	427
Proceeds from (payments of) long-term liabilities, net	139	(611)
Net cash provided by (used in) financing activities	1,606	(184)
Net decrease in cash and cash equivalents	(35,141)	(40,835)
Cash and cash equivalents, beginning of period	43,543	110,320
Cash and cash equivalents, end of period	$8,402	$69,485
Summary of non–cash investing and financing activities:
Assets acquired under capital leases	$240	$–

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Description of Business

             MedicaLogic/Medscape, Inc. d.b.a. Medscape together with its subsidiaries ("Medscape" or the "Company") is a provider of digital health record systems and information to the healthcare industry. Medscape develops digital health record applications that are designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers. The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals, Medscape.com and CBSHealthWatch.com. Medscape's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

             The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000. Since September 2000, the Company has done business under the trade name Medscape. The Company expanded its products and services in 2000 as a result of its strategic merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com"). These strategic mergers and acquisitions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/S™ platform.

(b)        Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended December 31, 2001.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Reclassifications

             Certain reclassifications have been made to prior year amounts to conform to the current presentation.

(2)        RESTRUCTURING CHARGES

             Primarily as a result of the merger and acquisitions completed in 2000, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in restructuring charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 300 employees or approximately 28% of the workforce, across essentially all of the Company’s functions and locations, a reduction in total facilities, including the closing of the San Francisco office and the impairment of certain assets.

             Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges amounted to approximately $17.5 million for the year ended December 31, 2000.  At March 31, 2001, approximately $0.9 million relating to these programs was included in current liabilities.

             As of March 31, 2001, the following amounts were recorded (in thousands):

	Employee severance and related expenses	Impairment of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total

2000 restructuring charges	$11,287	$3,108	$3,111	$17,506
Write-offs/payments	10,392	3,108	3,111	16,611
Restructuring accrual balance at March 31, 2001	$895	$–	$–	$895

             The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(3)        BALANCE SHEET COMPONENTS

Warrants and Long-Term Liabilities

America Online, Inc.

             As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At March 31, 2001, warrants to purchase 436,747 shares of the Company's common stock were exercisable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL has agreed to promote the Company's co-branded websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. The agreement also required cash payments of $33 million to be paid to AOL, of which, the Company has paid approximately $18 million through March 31, 2001. The remaining $15 million is included in long-term liabilities, net of the current portion of approximately $11.3 million at March 31, 2001. The remaining payments are due through May 2002.  In January 2001, Medscape received a notice of breach from AOL since the Company has withheld its January 2001 payment to AOL of approximately $3 million.  The Company and AOL are in negotiations with respect to this and other payments due under the agreement and the future of this financial relationship.

General Motors Corporation

             In connection with the Company’s recently announced alliance with General Motors Corporation (“GM”), GM received warrants to purchase 5 million shares of Medscape’s common stock valued at approximately $12.5 million.  The warrants were valued using the Black-Scholes option pricing model using the commitment date as the measurement date and the following assumptions: exercise price of $2.31, stock price of $3.56, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Under the terms of the agreement, the warrants were non-forfeitable and fully vested at the date of grant.  In addition, GM Corporation is bound to certain sale lock-up periods, as specified in the agreement.The value of the warrants issued under this alliance will be amortized as the revenue is earned as a non-cash sales discount over the life of the agreement, which is approximately June 2001 through June 2004.

Preferred Stock and Warrant Agreement

             On January 4, 2001, the Company closed a $17.8 million capital financing arrangement of which $15.8 million was received prior to December 31, 2000.  The financing involved the issuance of 5,933,332 shares of Series 1 convertible redeemable preferred stock at $3 per share, with associated warrants to purchase 4,537,254 shares of common stock at an exercise price of $0.01 per share.  The preferred stock carries a cumulative annual dividend of $0.27 per share, is convertible into common stock on a share for share basis at the option of the investors or automatically if certain conditions are met, is redeemable upon a change in control, is entitled to appoint a director to the Company’s board of directors, and contains approval rights over certain corporate actions.

             The warrants to purchase shares were valued at approximately $7.6 million. The warrants were valued using the Black-Scholes option pricing model using the commitment date for performance as the measurement date and the following assumptions:  exercise price of $0.01, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.

             Upon closing, the Company paid approximately $1 million in cash and issued warrants for 300,000 shares of Medscape common stock valued at approximately $0.3 million.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  exercise price of $2.40, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Total fees of $1.3 million associated with the financing were netted against proceeds received.

(4)        SEGMENT INFORMATION

             Summary financial data by business segment follows:

	Three Months Ended March 31,
	2001	2000

Digital Health Record application:
Revenue	$4,604	$5,608
Operating loss	(5,098)	(11,282)

Internet portal:
Revenue	6,088	–
Operating loss	(4,083)	–

Transcription service:
Revenue	3,158	–
Operating loss	(1,938)	–

Consolidated and other:
Revenue	–	–
Operating loss	(8,269)	(3,305)

Consolidated segment totals:
Revenue	13,850	5,608
Operating loss	(19,388)	(14,587)

             The following table reconciles consolidated segment operating loss to the Company’s consolidated net loss:

	Three Months Ended March 31,
	2001	2000

Consolidated segment operating loss	$(19,388)	$(14,587)
Unallocated other income	654	1,815
Depreciation and other charges	(87,450)	(1,954)
Net loss	$(106,184)	$(14,726)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

This report contains, including the following discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, those statements using terminology such as ‘‘may’’, ‘‘will’’, ‘‘expects’’, ‘‘plans’’, ‘‘estimates’’, ‘‘anticipates’’, ‘‘potential’’, ‘‘believes’’, ‘‘intends’’ or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future.

Forward-looking statements include statements regarding the rate of growth and acceptance of Medscape’s Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, transcription services, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. Medscape wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors described under ‘‘Risk Factors’’ in the Company's 10-K filed with the Securities and Exchange Commission may cause Medscape’s results to differ materially from those stated in the forward-looking statements. The following discussions also should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 2, 2001.

OVERVIEW

Medscape was founded in 1985 as MedicaLogic, Inc., and until 2000 was solely focused on the development, marketing and support of digital health record systems. The Company expanded its products and services during 2000 as a result of its merger with Medscape, Inc., and the acquisitions of Total eMed, Inc. and AnywhereMD, Inc. These transactions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/S™ platform. Since September 2000, the Company has done business under the name Medscape.

Medscape is a provider of digital health record (“DHR”) systems for the healthcare industry. The DHR replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of March 31, 2001, Medscape DHR systems housed digital records for more than 19 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees.  Customers include academic medical centers such as Baylor College of Medicine, integrated healthcare delivery networks such as Providence Health System in Portland, Oregon, and the NASA space shuttle program and the International Space Station program.

The Company’s Internet portals are Medscape.com for physicians and other healthcare professionals, and CBSHealthWatch.com for consumers. Through Medscape.com, the Company provides medical news, articles, and conference coverage as well as accredited continuing professional education programs. As of March 31, 2001, more than 575,000 physicians and 1.65 million allied healthcare professionals worldwide had registered at Medscape.com.  During the three months ended March 31, 2001, more than 45,500 credit hours of accredited continuing professional education were delivered through the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer’s perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on certain Viacom media properties, including CBS. The Internet portal line of business derives revenue from advertising and sponsorship.  Customers include leading pharmaceutical manufacturing companies such as GlaxoSmithKline, Merck, Pfizer, and Warner-Lambert.

Recently, the Company accelerated its focus toward partnerships that combine a number of the Company’s products and services, and may also be augmented with reports and data produced from its DHR products and Internet portals.  To protect privacy, individual, identifiable health information has been removed to provide only aggregated, statistical information about substantial populations.  These partnerships concentrate on educating physicians and patients about new treatments, improving safety and appropriateness of prescribing, recruiting patients for clinical research trials, or other matters.  The Company’s first two such partnerships have recently been announced with GlaxoSmithKline, the world’s largest pharmaceutical company, and with General Motors Corporation, the nation’s largest private purchaser of healthcare services.

SIGNIFICANT TRANSACTIONS

In January 2001, the Company announced an e-business healthcare alliance with General Motors Corporation (‘‘GM’’) whereby GM and Medscape will cooperate on a three-year program to encourage U.S. physicians to use hand-held computer devices for prescribing drugs and accessing DHRs. GM will sponsor Medscape’s distribution of hand-held Palm OS devices pre-installed with Medscape’s prescription software, Medscape Mobile, to a limited number of physicians who treat GM enrollees across the country. The devices will have the ability to prompt doctors to consider medically equivalent, lower cost and/or generic drug alternatives, and allow for easier compliance with health plan formulary requirements. They will also include drug reference tools containing drug-to-drug interaction data. As part of the strategic alliance, GM received warrants for 5 million shares of the Company’s common stock, and GM and Medscape will share in any savings from prescription drug claims realized directly from usage of Medscape Mobile.  The value of the warrants issued of approximately $12.5 million will be amortized as a non-cash sales discount over the life of the agreement.

In January 2001, Medscape closed a $17.8 million capital financing arrangement, which has been recorded as convertible redeemable preferred stock. Upon closing, Medscape issued 5,933,332 shares of convertible preferred stock at $3 per share, with warrants to purchase 4,537,254 shares of common stock at an exercise price of $.01 per share. The preferred stock carries a cumulative annual dividend of $0.27 per share, is convertible into common stock on a share for share basis at the option of the investors or automatically if certain conditions are met, is redeemable under certain circumstances, is entitled to appoint a director to the Company’s board of directors, and contains approval rights over certain corporate actions.

RESULTS OF OPERATIONS

KEY METRICS

The following table highlights the key metrics the Company uses to measure adoption of its products and services (in thousands).

	March 31,
	2001	2000
Registered Digital Health Record (DHR) application users:
Logician by Medscape	12	8
Medscape Mobile	77	–
Other Internet-based and hand-held products	16	4
Total registered DHR application users	105	12

Total digital health records	19,080	9,996

Registered Internet portal users:
Physicians	575	350 (1)
Allied health professionals	1,650	1,000 (1)
Consumers	1,150	800 (1)
Total registered Internet portal users	3,375	2,150 (1)

Total online CME credits	46	19 (1)

(1)         Registered Internet portal users for the three months ended March 31, 2001 presented above are those of
             Medscape, Inc., which merged with MedicaLogic, Inc. in May 2000.

At March 31, 2001, the number of digital health records in the Company’s systems was approximately 19 million. By March 31, 2001, approximately 77,000 physicians and other healthcare professionals had downloaded Medscape Mobile applications.  Clinician users of the Company’s other Internet-based and handheld devices totaled approximately 16,000 at March 31, 2001.

Registered users of Medscape’s Internet portals totaled approximately 3.4 million as of March 31, 2001, including approximately 575,000 registered physicians, 1.7 million registered allied healthcare professionals and 1.2 million registered consumer users.  The Company issued approximately 45,500 online continuing medical education (“CME”) credits during the three months ended March 31, 2001.

Three Months Ended March 31, 2001 and 2000

Revenues

The following table presents total revenues of the Company for each of the threemonths ended March 31, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended March 31,
	2001		2000

Revenues:
Application license	$1,352	9.7%	$3,688	65.8%
Subscription and support services	3,252	23.5	1,920	34.2
Sponsorship and advertising	6,088	44.0	–	–
Transcription services	3,158	22.8	–	–
Total revenues	$13,850	100.0%	$5,608	100.0%

Application License Revenues

Application license revenues consist of revenues from software license sales of Logician by Medscape, the Company’s server-based application.

For the three months ended March 31, 2001, total application license revenues decreased from $3.7 million to $1.4 million, or approximately 62% compared to the three months ended March 31, 2000.  The Company believes this decrease resulted primarily from seasonal fluctuations in our customers’ purchasing cycles, general uncertainty in the U.S. economy, expansion into subscription-based models for certain product offerings, and the temporary delay and subsequent adoption of the Health Insurance Portability and Accountability Act (HIPAA) during the first quarter of 2001.

Subscription and Support Services Revenues

Subscription and support services revenues are comprised of recurring charges primarily from users of Medscape’s Internet-based, wireless and hand-held applications (including applications in the Medscape Mobile Suite), Logician ASP products, and installation services and support fees for DHR applications.

For the three months ended March 31, 2001, total subscription and support services revenues increased from $1.9 million to $3.3 million, or approximately 74% over the three months ended March 31, 2000. The increase resulted primarily from the Company’s expansion into subscription-based models for certain product offerings, and an increasing license base utilizing the Company’s service and support offerings.

Sponsorship and Advertising Revenues

Sponsorship and advertising revenues consist primarily of revenue from pharmaceutical companies that sponsor certain content and activities and purchase advertising services on Medscape’s Internet portals including:

  banner advertising, which is based on a specified number of impressions delivered sponsorship activities related to the development of client-sponsored content, including modules on specific disease topics editorial coverage of medical conferences, including continuing medical education activities

For the three months ended March 31, 2001, sponsorship and advertising revenues were approximately $6.1 million, and were a new source of revenue for the Company resulting primarily from the merger with Medscape, Inc. completed during May 2000.

Transcription Services Revenues

Transcription service revenues consist of recurring fees charged for transcription services provided to physicians and other outpatient healthcare delivery systems.

For the three months ended March 31, 2001, transcription services revenue was approximately $3.2 million, and was a new source of revenue for Medscape resulting primarily from the acquisition of Total eMed, Inc. completed during May 2000.

Operating Expenses

The following table and related discussion highlights the operating expenses of the Company for the three months ended March 31, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended March 31,
	2001		2000

Total revenues	$13,850	100.0%	$5,608	100.0%

Operating expenses:
Cost of operations:
Application license	248	1.7	714	12.7
Subscription and support services	3,678	26.6	3,758	67.0
Sponsorship and advertising	2,801	20.2	–	–
Transcription services	4,000	28.9	–	–
Sales and marketing	12,535	90.5	8,659	154.4
Research and development	5,313	38.4	3,759	67.0
General and administrative	4,663	33.7	3,305	58.9
Depreciation and amortization	87,450	631.4	1,954	34.8
Total operating expenses	$120,688	871.4%	$22,149	394.8%

Cost of Revenues

Cost of revenues includes costs associated with building, maintaining, and upgrading the Company’s DHR applications and data centers, certain licensing, editorial and content development costs, and cost of transcriptionists.

Application License.  For the three months ended March 31, 2001, costs of application licenses decreased from $0.7 million to $0.2 million, or approximately 71% compared to the three months ended March 31, 2000, primarily from expected decreases in software license revenue as the Company moved to ASP and subscription-based models for more of its product offerings. As a percentage of total revenues, cost of application licenses decreased from 13% to approximately 2% primarily due to increased revenue from companies acquired during May 2000.

Subscription and Support Services. For the three months ended March 31, 2001, costs of subscription and support services decreased from $3.8 million to $3.7 million, or approximately 3% compared to the three months ended March 31, 2000.  As a percentage of total revenues, costs of subscription and support services decreased from approximately 67% to approximately 27% resulting primarily from increased revenue from companies acquired during May 2000.

Sponsorship and Advertising.  For the three months ended March 31, 2001, costs of sponsorship and advertising were $2.8 million, or approximately 20% of total revenues and were new costs of revenue for the Company resulting primarily from the merger with Medscape, Inc. completed during May 2000.

Transcription Services.  For the three months ended March 31, 2001, costs of transcription services was approximately $4.0 million, and was a new cost of revenue for the Company resulting primarily from the acquisition of Total eMed, Inc. completed during May 2000.

Sales and Marketing

Sales and marketing expenses include costs to acquire and retain registered users of the Company’s products and the operating expenses associated with ongoing sales and marketing efforts.

For the three months ended March 31, 2001, sales and marketing expenses increased from $8.7 million to $12.5 million, or approximately 44% over the three months ended March 31, 2000 primarily due to the addition of costs from the merger with Medscape, Inc. and the acquisition of Total eMed, Inc. completed during May 2000.  As a percentage of total revenues, sales and marketing expense decreased from 154% to approximately 91% primarily from increased revenue from companies acquired during May 2000.

Research and Development

Research and development costs consist primarily of expenses incurred for new application development, software application upgrades, and for enhancements to and maintenance of the Company’s media offerings.

For the three months ended March 31, 2001, research and development expenses increased from $3.8 million to $5.3 million, or approximately 39% over the three months ended March 31, 2000 primarily due to the inclusion of research and development costs from Medscape, Inc., which merged with the Company during May 2000, and an increase in the number of technical employees required to support additional growth of the Company’s products and services.  As a percentage of total revenues, research and development costs decreased from 67% to approximately 38% primarily from increased revenue from companies acquired during May 2000.

General and Administrative

General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s strategic initiatives.

For the three months ended March 31, 2001, general and administrative expenses increased from $3.3 million to $4.7 million, or approximately 42% over the three months ended March 31, 2000 primarily attributable to the addition of related expenses from the merger with Medscape, Inc. and acquisition of Total eMed, Inc. completed during May 2000. As a percentage of total revenues, general and administrative costs decreased from 59% to approximately 34% primarily from increased revenue from companies acquired during May 2000.

Depreciation and Amortization

Depreciation and amortization expense increased from $2.0 million to $87.5 million, or approximately 4,275% for the three months ended March 31, 2001 primarily due to the amortization of goodwill associated with the merger of Medscape, Inc. and the acquisition of Total eMed, Inc. completed during May 2000.  As a percentage of total revenues, depreciation and amortization expense increased from 35% to approximately 631% primarily from the merger and acquisitions completed during May 2000.

Other Income, Net

For the three months ended March 31, 2001, other income, which consists primarily of interest income from investments, decreased from $1.8 million to $0.7 million, or approximately 61% primarily due to lower cash equivalents and short-term investment balances.

Segment Results of Operations

The Company currently has three reportable operating segments.  For further information regarding segments, please refer to Note 4 – Segment Information contained in the Notes to the Condensed Consolidated Financial Statements.

A summary of the segment financial information is as follows:

	Three months ended March 31,

	2001	2000

Segement revenues:
Digital Health Record application	$4,604	$5,608
Internet portal	6,088	---
Transcription services	3,158	---

Total revenues	13,850	5,608

Segment loss from operations:
Digital Health Record application	5,098	11,282
Internet portal	4,083	---
Transcription services	1,938	---
Consolidated and other charges	8,269	3,305
Depreciation and amortization	87,450	1,954
		---
Total loss from operations	$(106,838)	$(16,541)

Segment Revenues

Digital health record application segment revenues include both application license revenues and subscription and support service revenues. Internet portal segment revenues consist of sponsorship and advertising revenues.

For an overview of the segment revenues, please refer to the consolidated results of operations discussed earlier in this section.

Segment Loss from Operations

Digital Health Record Application.  For the three months ended March 31, 2001, loss from operations for the DHR application segment decreased from approximately a loss of $11.3 million to a loss of $5.1 million, a 54.9% decrease over the three months ended March 31, 2000.  The decrease was primarily the result of seasonal fluctuations in our customers' purchasing cycles, general uncertainty in the U.S. economy, and the temporary delay and subsequent adoption of HIPAA.

Internet Portal.  For the three months ended March 31, 2001, loss from operations for the Internet portal segment was approximately $4.1 million and represented a new reportable segment for the Company resulting primarily from the merger with Medscape, Inc. completed in May 2000.

Transcription Services.  For the three months ended March 31, 2000, loss from operations for the transcription services segment was approximately $1.9 million and represented a new reportable segment for the Company resulting primarily from the acquisition of Total eMed, Inc. completed in May 2000.

Liquidity and Capital Resources

The following table calculates the net operating loss before depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2001	2000

Operating loss	$(106,838)	$(16,541)
Depreciation and amortization	87,450	1,954
Operating loss before depreciation and amortization	$(19,388)	$(14,587)

As of March 31, 2001, the Company’s cash and cash equivalents balance totaled approximately $8.4 million and short-term investments totaled $25.0 million, a decrease in total of $20.0 million from the December 31, 2000 balances of $43.5 million and a $9.9 million, respectively.

The Company’s operating activities resulted in net cash outflows of approximately $18.1 million and $11.0 million for the three months ended March 31, 2001 and 2000, respectively. Cash outflows for the three months ended March 31, 2001 and 2000 resulted from the Company’s operating loss of $106.8 million, offset by depreciation and amortization of $87.5 million. Also contributing to cash outflows for the three months ended March 31, 2001 were decreases in accounts payable of $2.5 million and accrued liabilities of $4.8 million, resulting primarily from processing efficiencies from the consolidation of accounting functions in the Company’s corporate headquarters, which was offset by decreases in prepaid assets of $2.4 million primarily from amortization of prepaid maintenance contracts, prepaid insurance and prepaid royalties and decreases in accounts receivable of $4.2 million.

Investing activities resulted in net cash outflows of $18.7 million and $29.7 million for the three months ended March 31, 2001 and 2000 respectively. Cash outflows for the three months ended March 31, 2001 and 2000 resulted primarily from purchases of short-term investments of $15.1 million and $19.7 million, respectively.  Also contributing to cash outflows for the three months ended March 31, 2001 were purchases of property and equipment, comprised primarily of computer hardware, software, and certain capitalized web site development costs totaling approximately $1.5 million and payments related to the settlement of certain liabilities from the acquisition of Total eMed, Inc. of approximately $2.0 million.

Financing activities resulted in net cash inflows of $1.6 million for the three months ended March 31, 2001 and net cash outflows of $0.2 million for the three months ended March 31, 2000. Cash inflows for the three months ended March 31, 2001 resulted from the collection of the remaining net proceeds from the issuance of preferred stock which closed on January 4, 2001 in the amount of $1.0 million, and the issuance of $0.5 million of common stock from the exercise of options and the employee stock purchase plan.  Cash inflows for the three months ended March 31, 2000 resulted primarily from the issuance of common stock in the amount of $0.4 million, offset by payments of $0.6 million for obligations under capital lease agreements and notes payable. In January 2001, Medscape received from America Online, Inc. (AOL) a notice of breach due to the fact that the Company has not made its January 2001 payment to AOL of approximately $3 million. The Company and AOL are in negotiations with respect to this payment and the future of their financial relationship.

Medscape currently anticipates that it may continue to experience modest growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, increases research and development spending, develops new distribution channels, expands its infrastructure, and improves its operational and financial systems. These operating expenses may consume a significant amount of the Company’s cash resources. Management believes that the Company’s current cash balances, its net proceeds from financing activities and its anticipated revenue growth will be sufficient to meet its anticipated cash needs for working capital and capital expenditures throughout 2001 based on the Company’s current expectations for revenue growth through the remainder of the year. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy the liquidity requirements, the Company may seek additional funds through public or private equity financing or from other sources, including the sale of certain of the Company’s assets. However, there is no certainty that Medscape may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing. In addition, the Company may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact its liquidity requirements or cause the Company to issue additional equity or debt securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on its investment portfolio and on the increase or decrease in the amount of any interest expense it must pay with respect to its outstanding debt instruments.  The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. The Company does not plan to use derivative financial instruments in its investment portfolio. The Company intends to maintain the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At March 31, 2001, the Company had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of approximately $25.0 million with an average interest rate of 5.6%.  The Company had outstanding notes payable of $2.1 million at March 31, 2001 with an average interest rate of 11.6%.  If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio (Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc.) against Network Health Services, Inc., predecessor to Total eMed, Inc. In November 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff alleged breach of fiduciary duty of loyalty, misappropration of trade secrets, tortious interference with contrct, and unjust enrichment. Specifically, Medquist MRC alleged that Mr. Dayani, who served on the the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Services' business concepts and customer base. The complaint also alleged that Network Health Services committed other actionable offenses as described above. On March 14, 2001, the parties finalized a settlement of this lawsuit. None of the parties admitted to any wrongdoing in the settlement. Medscape's portion of the settlement of $2 million was paid during the quarter ended March 31, 2001 and is expected to be funded by an escrow of shares established in May 2000 when Medscape agreed to aquire Total eMed, Inc.

Medscape is not currently subject to any other material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On May 11, 2000 the Company issued approximately 7,450,000 shares of common stock as consideration for the acquisition of Total eMed, Inc., valued at approximately $317.9 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options to purchase approximately 550,000 shares of the Company's common stock in replacement of the Total eMed options held primarily by Total eMed's employees, who joined the Company after the closing of the acquisition, valued at approximately $21.2 million.

On May 19, 2000 the Company issued approximately 14,932,000 shares of common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of our common stock valued at approximately $82.3 million in replacement of the Medscape, Inc. options held primarily by Medscape, Inc.'s employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

The Company's registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, resulting in proceeds of approximately $115.3 million, including the overallotment option. Underwriter discounts and commissions totaled approximately $8.1 million. The Company paid approximately $3.0 million for other expenses in connection with the initial public offering.

On January 4, 2001, the Company issued 5,933,332 shares of convertible, redeemable preferred stock at $3 per share, with associated warrants to purchase 4,537,254 shares of common stock at an exercise price of $0.01 per share. All of the Company’s preferred shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended under Section 4(2). This sale was made without general solicitation or advertising. The Company has filed a Registration Statement on Form S-3 covering the sale of such securities. Upon closing, the Company paid approximately $1 million and issued warrants for 300,000 shares of Medscape common stock in fees associated with the financing.  All net proceeds from the sale of such securities will be used to fund future operations.

Proceeds to the Company, net of underwriting discounts, commissions and other expenses, from the initial public offering and preferred stock and warrant issuance were approximately $121.0 million. Through March 31, 2001, net proceeds of approximately $18.8 million were used to complete mergers and acquisitions, approximately $78 million were used for general operating expenses through March 31, 2001 and a net balance of approximately $25.0 million was invested in short-term investments at March 31, 2001.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to A Vote of Securities Holders

None.

Item 5. Other Information

On April 26, 2001, the Company received the resignation of Ronald H. Kase, Director.

Item 6. Exhibits and Reports On Form 8-k

(a) Exhibits

None.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on May 15, 2001.

MEDICALOGIC/MEDSCAPE, INC.
By:	/s/ Donald A. Bloodworth
Donald A. Bloodworth Chief Financial Officer