Form 10-K/A
period 2000-12-31
MEDICALOGIC/MEDSCAPE INC
filed 2001-05-29
CIK 923899

QuickLinks -- Click here to rapidly navigate through this document

File Number: 000-28285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

MedicaLogic/Medscape, Inc.

Annual Report on Form 10-K

i

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

    The Company engages in and derives substantially all of its revenues from three operating segments, Digital Health Record (DHR) applications, Internet Portals and Transcription Services. Selected financial information relating to the Company's operating segments is contained in the Management Discussion and Analysis and Note 10 of the Notes to Consolidated Financial Statements.

    Medscape's DHR applications replace or augment the paper medical record, provide decision support and facilitate the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 17.2 million patients. The DHR application derives revenues from software licenses, monthly service subscriptions and support and consulting fees. DHR application customers include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

    Medscape's Internet portals include Medscape.com and CBSHealthWatch.com. Through Medscape.com, the Company provides up-to-date medical news, articles, and conference coverage as well as accredited continuing professional education programs. As of December 31, 2000, more than 560,000 physicians and 1.6 million non-physician healthcare professionals (such as nurses or physician assistants) worldwide had registered at Medscape.com, and during the year 2000 more than 100,000 hours of accredited continuing professional education were delivered via the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer's perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on some Viacom, Inc. media properties, including CBS. The Internet portal line of business derives revenue primarily from advertising and sponsorship.

    Medscape's transcription services is a Web-based medical transcription system that digitizes and transports voice across electronic networks and the Internet, and connects physicians with their medical records stored in Medscape's clinical database. The transcription services derives revenues from monthly service fees.

    The Company is working to integrate its existing offerings to customers by combining a number of the Company's products and services, and also to support the creation of reports and data produced from Medscape's DHR products and Internet portals. These reports will provide only aggregated, de-identified statistical information about substantial populations in order to protect the privacy of individuals' health information. These integrated offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company recently announced two transactions that represent the first step in presenting an integrated offering. In our agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on our Internet portals with the sale of aggregated statistical data on disease management from our DHR systems. In our agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of our DHR products and our new Medscape Mobile handheld software. These products will provide both a prescription writer and access to information from our Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families. Revenues we may earn from GM depend on the combined effect of our offerings in helping GM achieve its healthcare objectives.

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

Medscape Mobile Suite

    Medscape introduced a suite of software applications known as Medscape Mobile for handheld (PDA) devices in September 2000. Medscape Mobile is a suite of applications designed for the Palm™ operating system. These applications give physicians access to patient-specific information and to relevant information for clinical decision-making on an industry leading platform. Medscape Mobile is already in use by over 43,000 physicians. In its initial phase, Medscape Mobile offers exclusive access to the Tarascon ePharmacopoeia™, the electronic version of Tarascon's portable drug reference, the Pocket Pharmacopoeia®. According to medical bookstore distribution figures, the printed Pocket Pharmacopoeia® is the market leader in the professional drug reference area. In a survey published in 1999, 97% of surveyed physicians and physicians in training rated it as the "most useful" or "essential" item in their white coat pockets.

    The Company recently announced two transactions that represent the first step in presenting an integrated offering. In our agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on our Internet portals with the sale of aggregated statistical data on disease management from our DHR systems. In our agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of our DHR products and our new Medscape Mobile handheld software. These products will provide both a prescription writer and access to information from our Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families. Revenues we may earn from GM depend on the combined effect of our offerings in helping GM achieve its healthcare objectives. Medscape Mobile also offers the Medscape Reader for Palm-based access to Medscape.com articles and conference coverage and a Medical Calculator that includes over 50 dosing and clinical formulas.

    We plan to enhance future releases of Medscape Mobile to include applications that help physicians work with patients and with the reimbursement system. Planned enhancements include a prescription writer with integral formulary management (the ability to display health plan coverage information about prescription drugs), additional reference material about possible drug-drug interactions, and a "charge capture" solution that enables physicians to enter codes that enable them to more easily get paid for their services when they are away from their office location.

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

INTERNET PORTALS

Medscape.com

    Medscape.com is designed primarily for physicians and other healthcare providers. In December 2000, Medscape was recognized for its achievement and excellence at the 2000 eHealthcare World Awards Ceremony in New York. Medscape.com earned the Gold Awards for Best Healthcare Search Engine and Best Healthcare Portal. The eHealthcare World Awards are based on criteria such as content and design, structure and functionality, navigation, interactivity, customer service and creative use of advertising and marketing. Our site was also listed in Forbes magazine's "Top Ten" healthcare Web sites in February 2001. Through Medscape.com, users can access various subjects, based on their practice or needs from the latest medical news, to medical conference coverage, financial information, and medical texts. In addition, physicians can:

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

INTEGRATED OFFERINGS AND OTHER PRODUCTS

    The Company is currently developing integrated offerings which combine a number of the Company's products and services, and may also be augmented with reports and data produced from its DHR products and Internet portals. Potential integrated offerings include the following:

    Self-insured Employers and Payers—strategies to help customers improve the quality of care, reduce avoidable errors and enhance patient compliance by sponsoring use of Medscape's various DHR applications.

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

SALES AND MARKETING

    Medscape markets its products and services to an increasingly diversified network of physicians, pharmaceutical companies, large private healthcare consumers, and integrated healthcare delivery networks and healthcare consumers. In 1998, VHA, Inc. accounted for approximately 20% of total revenues. During 1999, Baylor College of Medicine accounted for approximately 16% of total revenues, and Texas Children's Hospital accounted for approximately 13% of total revenues. Due primarily to the expansion and diversification of the Company's customer base, no single customer comprised more than 10% of total revenues during 2000. The Company's current customers also include General Motors Corporation, one of the nation's largest private consumers of healthcare services and GlaxoSmithKline, one of the world's largest pharmaceutical companies. Other customers include academic medical centers such as Baylor College of Medicine, integrated healthcare delivery networks such as Providence Health System in Portland, Oregon, and the NASA space shuttle program and the International Space Station program.

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

    Viacom Inc.  Viacom Inc. is a leader in the creation, promotion, and distribution of entertainment, news, sports, and music. In July 1999, the Company and CBS Corporation, which subsequently merged with Viacom Inc., entered into an agreement under which the Company will receive approximately $150 million in advertising and promotion in the United States over a seven-year period. Medscape also was granted a license to the "CBS" trademark and "Eye" design and selected health-related news content. As part of this strategic relationship, Medscape provides some healthcare-related content to CBS radio and television news broadcasts as well as certain other Viacom media properties. Additionally, CBSHealthWatch.com is the exclusive healthcare Internet site integrated into CBS News programming.

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

    Medscape has several significant projects currently in development. These include the continued enhancement of Logician by Medscape and Medscape Charts product lines, its Internet portals Medscape.com and AboutMyHealth.com., the co-branded AOL/CBSHealthWatch.com web sites, and the introduction of new product lines such as those within the Medscape Mobile suite. Medscape expects the Medscape.com project will be completed in late 2001 or early 2002 and the Medscape Mobile prescription writer will be available in late 2001. Completion dates are subject to uncertainty due to their technical complexity and the funding needs of the projects. Projects are expected to be funded from working capital.

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

    Medscape licenses from Oracle database software on which it depends to operate its business. This license is perpetual and is subject to termination only in the event of a breach of the license agreement. CBS has licensed to Medscape the right to use the the "CBS" trademark and the "Eye" design and selected health-related news content. This license expires in August 2006.

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

Item 3. Legal Proceedings

    On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio (Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc.) against Network Health Services, Inc., predecessor to Total eMed, Inc. In November of 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff alleged breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleged that Mr. Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Services' business concepts and customer base. The complaint also alleged that Network Health Services committed other actionable offenses as described above.  On March 14, 2001, in order to avoid costly, prolonged litigation, the parties finalized a settlement of this lawsuit. None of the parties admitted to any wrongdoing in the settlement. Medscape's payment obligation under the settlement agreement is $2 million, which is expected to be funded from Medscape shares deposited in an escrow account by the former shareholders of Total eMed in connection with Medscape's acquisition of Total eMed.

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

    Medscape is a leading provider of digital health record systems for the healthcare industry. The DHR replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 17.2 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees. Customers for this product line include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

    The Company's Internet portals are Medscape.com for physicians and other healthcare professionals, and CBSHealthWatch.com for consumers. Through Medscape.com, the Company provides medical news, articles, and conference coverage as well as accredited continuing medical education programs. As of December 31, 2000, more than 560,000 physicians and 1.6 million non-physician healthcare professionals (such as nurses or physician assistants) worldwide had registered at Medscape.com, and during the year 2000 more than 100,000 hours of accredited continuing medical education were delivered via the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer's perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on some Viacom media properties, including CBS. The Internet portal line of business derives revenue from advertising and sponsorship. Customers for this line of business include leading pharmaceutical manufacturing companies such as GlaxoSmithKline, Merck and Pfizer.

    Medscape's transcription services is a Web-based medical transcription system that digitizes and transports voice across electronic networks and the Internet, and connects physicians with their medical records stored in Medscape's clinical database. The transcription services derives revenues from monthly subscription service fees. Selected financial information relating to the Company's operating segments is contained later in this section and in Note 10 of the Notes to Consolidated Financial Statements.

    The Company is working to integrate its existing offerings to customers by combining a number of the Company's products and services, and is also supporting the creation of reports and data produced from its DHR products and Internet portals. To protect the privacy of individual, identifiable health information, these reports provide only aggregated, statistical information about substantial populations. These integrated offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company recently announced two transactions that represent the first step in presenting an integrated offering. In our agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on our Internet portals with the sale of aggregated statistical data on disease management from our DHR systems. In our agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of our DHR products and our new Medscape Mobile handheld software. These products will provide both a prescription writer and access to information from our Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families. Revenues we may earn from GM depend on the combined effect of our offerings in helping GM achieve its healthcare objectives.

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

    In April 2000, the Company acquired AnywhereMD.com, Inc., a company specializing in developing wireless Palm™-based handheld devices, offering increased mobility to physicians in treating patients. The Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc. for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method of accounting for acquisitions and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values at the acquisition date. Goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

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

    During June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash, which is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com. By making this investment and entering into an agreement with Lifechart.com, the Company planned to use Lifechart.com's disease management systems and medical devices to supply clinical information to Medscape's digital health record systems using sponsorship dollars from interested parties in the healthcare system. By late 2000, however, the Company became concerned about Lifechart.com's ability to continue to fund its operations. In addition, Lifechart.com failed to make a payment to the Company that was required under the agreement. Based on these events, in December 2000, the Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

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

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application license	21.8%	62.2%	64.4%
Subscriptions and support services	22.0	37.8	35.6
Sponsorship and advertising	42.5	—	—
Transcription services	13.7	—	—

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Application license	2.5	5.4	5.4
Subscriptions and support services	35.8	33.3	33.7
Sponsorship and advertising	18.0	—	—
Transcription services	20.8	—	—
Marketing and sales	110.6	101.1	45.6
Research and development	38.7	61.6	46.7
General and administrative	41.7	25.4	6.7
Depreciation and amortization	458.0	20.7	9.5
Restructuring and other charges	53.6	—	—

Total operating expenses	779.7	247.5	147.6

Operating loss	(679.7)	(147.5)	(47.6)

Other income, net	12.1	5.6	2.9

Net loss	(667.6)%	(141.9)%	(44.7)%

KEY METRICS

    The following table highlights the key metrics the Company uses to measure adoption of its products and services (in thousands).

	December 31,
	2000	1999		1998
Registered Digital Health Record (DHR) application users:
Logician by Medscape	11	8		5
Medscape Mobile	43	—		—
Other Internet-based and hand-held products	15	—		—

Total registered DHR application users	69	8		5

Total Digital Health Records	17,200	8,100		5,800

Registered Internet portal users:
Physicians	560	280	(1)	39	(1)
Allied health professionals	1,600	860	(1)	72	(1)
Consumers	1,100	630	(1)	42	(1)

Total registered Internet portal users	3,260	1,770		153	(1)

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

	Years ended December 31,
	2000		1999		1998
Revenues:
Application license	$10,494	21.8%	$12,261	62.2%	$10,410	64.4%
Subscriptions and support services	10,610	22.0	7,456	37.8	5,750	35.6
Sponsorship and advertising	20,483	42.5	—	—	—	—
Transcription services	6,568	13.7	—	—	—	—

Total revenues	$48,155	100.0%	$19,717	100.0%	$16,160	100.0%

Application License Revenues

    Application license revenues consist of revenues from software license sales of Logician by Medscape, the Company's server-based application.

    For the year ended December 31, 2000, total application license revenues decreased from $12.3 million to $10.5 million, or approximately 14.6% compared to the year ended December 31, 1999. The decrease resulted primarily from seasonal fluctuations in our customers' purchasing cycles, general uncertainty in the U.S. economy, and expansion into subscription-based models for certain product offerings.

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

    For the year ended December 31, 1999, total application license revenues increased from $10.4 million to $12.3 million, or approximately 18.3% compared to the year ended December 31, 1998. The Company believes this increase resulted primarily from an increase in the average selling price of the Company's licensed products, as well as revenues from companies acquired during 1999.

Subscriptions and Support Services Revenues

    Subscriptions and support services revenues are comprised of recurring charges primarily from users of Medscape's Internet-based, wireless and hand-held applications (including applications in the Medscape Mobile Suite), Logician ASP products, and installation services and support fees for DHR applications.

    For the year ended December 31, 2000, subscriptions and support services revenues increased from $7.5 million to $10.6 million, or approximately 41.3% over the year ended December 31, 1999. The increase resulted primarily from the introduction of new product offerings and businesses acquired during 2000, as well as the Company's expansion into subscription-based models for certain product offerings.

    For the year ended December 31, 1999, subscriptions and support services revenues increased from $5.8 million to $7.5 million, or approximately 29.3% over the year ended December 31, 1998. The increase resulted primarily from the introduction of new product offerings and businesses acquired during 1999, as well as the Company's expansion into subscription-based models for certain product offerings.

Sponsorship and Advertising Revenues

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

Transcription Services Revenues

    Transcription services revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems.

    For the year ended December 31, 2000, transcription services revenues were approximately $6.6 million, and were a new source of revenue for Medscape resulting from the acquisition of Total eMed, Inc. during May 2000. Transcription services revenues are expected to increase at a slower growth rate compared to the Company's other revenue sources, as the Company intentionally plans to reduce Total eMed's near-term cash requirements.

Operating Expenses

    The following table and related discussion highlights the operating expenses of the Company for the years ended December 31, 2000, 1999, and 1998 (in thousands, except percentages).

	Years ended December 31,
	2000		1999		1998
Total revenues	$48,155	100.0%	$19,717	100.0%	$16,160	100.0%

Operating expenses:
Cost of revenues:
Application license	1,219	2.5	1,066	5.4	879	5.4
Subscriptions and support services	17,237	35.8	6,572	33.3	5,440	33.7
Sponsorship and advertising	8,649	18.0	—	—	—	—
Transcription services	10,030	20.8	—	—	—	—
Sales and marketing	53,268	110.6	19,924	101.1	7,374	45.6
Research and development	18,643	38.7	12,152	61.6	7,551	46.7
General and administrative	20,082	41.7	5,010	25.4	1,077	6.7
Depreciation and amortization	220,528	458.0	4,077	20.7	1,537	9.5
Restructuring and other charges	25,815	53.6	—	—	—	—

Total operating expenses	$375,471	779.7%	$48,801	247.5%	$23,858	147.6%

Cost of Revenues

    Cost of revenues includes costs associated with building, maintaining, and upgrading the Company's DHR applications and data centers, certain licensing, editorial and content development costs, and cost of transcriptionists.

    Application Licenses.  For the year ended December 31, 2000, costs of application licenses increased from $1.1 million to $1.2 million, or approximately 9.1% compared to the year ended December 31, 1999, primarily from increases in additonal resources required to support new product offerings. As a percentage of application license revenues, cost of application licenses increased from 8.7% to approximately 11.6%, primarily from decreased revenues from seasonal fluctuations in our customers' purchasing cycles and the Company's expansion into subscription-based models for certain product offerings.

    For the year ended December 31, 1999, costs of application licenses increased from $0.9 million to $1.1 million, or approximately 22.2% compared to the year ended December 31, 1998, primarily from increases in additonal resources required to support additional revenue growth. As a percentage of application license revenues, cost of application licenses increased slightly from 8.4% to approximately 8.7%.

    Subscriptions and Support Services.  For the year ended December 31, 2000, costs of subscription and support services increased from $6.6 million to $17.2 million, or approximately 160.6% compared to the year ended December 31, 1999, primarily from additional resources required to support new product offerings. As a percentage of subscriptions and support services revenues, costs of subscription and support services inreased from 88.1% to approximately 162.5% resulting primarily from additional resources required to support the Company's new product offerings and expanded user base.

    For the year ended December 31, 1999, costs of subscription and support services increased from $5.4 million to $6.6 million, or approximately 22.2% compared to the year ended December 31, 1998, primarily from additional resources required to support new product offerings. As a percentage of subscriptions and support revenues, costs of subscription and support services decreased slightly from 94.6% to approximately 88.1%, resulting primarily from increasing revenues.

    Sponsorship and Advertising.  For the year ended December 31, 2000, costs of sponsorship and advertising were $8.6 million, or approximately 18.0% of total revenues and were new costs of revenue for the Company resulting primarily from the merger with Medscape, Inc. completed during May 2000.

    Transcription Services.  For the year ended December 31, 2000, costs of transcription services was approximately $10.0 million, or approximately 20.8% of total revenues and was a new cost of revenue for the Company resulting from the acquisition of Total eMed, Inc. completed during May 2000.

Sales and Marketing

    Sales and marketing expenses include costs to acquire and retain registered users of the Company's products, the operating expenses associated with ongoing sales and marketing efforts throughout the Company, and other general marketing costs to support the Company's multiple products and services.

    For the year ended December 31, 2000, sales and marketing expenses increased from $19.9 million to $53.3 million, or approximately 167.8% over the year ended December 31, 1999, and increased slightly as a percentage of total revenues from 101.1% to approximately 110.6%. The increase in sales and marketing expenses for the year ended December 31, 2000 was primarily due to the addition of costs from companies acquired during 2000, including non-cash expenses related primarily to the CBS advertising and promotion agreement of approximately $5.1 million, as well as increases in advertising and promotion costs associated with the Company's brand-building strategy, including the re-naming of the Company to Medscape.

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

Restructuring and Other Charges

    During the year ended December 31, 2000, the Company's management approved certain restructuring plans intended to realign Medscape's organization in accordance with its major product lines, reduce infrastructure and overhead costs, and eliminate duplicative functions. Restructuring and related charges of approximately $17.5 million were expensed during the year, including non-cash charges of approximately $5.1 million to increase the reserve against shareholders' notes receivable. These charges were comprised of accrued restructuring costs, which resulted from an anticipated reduction of approximately 300 employees, or approximately 28% of the workforce, across essentially all of the Company's functions and locations, facility closure costs, including the closing of the San Francisco office, impairments of certain assets, and certain contract cancellation expenses. At December 31, 2000, approximately 240 of the estimated 300 positions have been eliminated. Approximately $1.8 million relating to these programs was included in current liabilities at December 31, 2000. The Company expects to substantially complete the initiatives contemplated in its restructuring plans during the first half of 2001. All severance payments and related charges, which consist primarily of expected payroll and related taxes, are expected to be paid by June 30, 2001. Medscape believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

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

Segment Results of Operations

    The Company currently has three reportable operating segments. For further information regarding segments please refer to Note 10—Segment Information contained in the Notes to the Consolidated Financial Statements.

    A summary of the segment financial information is as follows:

	Years Ended December 31,
	2000	1999	1998
Segment revenues:
Digital Health Record application	$21,104	$19,717	$16,160
Internet portal	20,483	—	—
Transcription services	6,568	—	—

Total revenues	48,155	19,717	16,160

Segment loss from operations:
Digital Health Record application	22,768	19,997	5,084
Internet portal	9,628	—	—
Transcription service	7,827	—	—
Consolidated and other charges	40,750	5,010	1,077
Depreciation and amortization	220,528	4,077	1,537
Restructuring and other charge	25,815	—	—

Total loss from operations	$327,316	$29,084	$7,698

    Digital Health Record application segment revenues include both application license revenues and subscription and support service revenues. Internet portal segment revenues consist of sponsorship and advertising revenues. For an overview of the segment revenues, please refer to the consolidated results of operations discussed earlier in this section.

Digital Health Record application

    For the year ended December 31, 2000, loss from operations for the Digital Health Record application segment increased from approximately $20.0 million to $22.8 million, a 14.0% increase over the year ended December 31, 1999. The slight increase was primarily the result of increases in application revenues, which continued to operate at a negative operating margin during 2000.

    For the year ended December 31, 1999, loss from operations for the DHR application segment increased from approximately $5.1 million to $20.0 million, a 292.2% increase over the year ended December 31, 1998. The increase was primarily the result of additional personnel and other costs required to develop and support the Company's new product offerings.

Internet Portal

    For the year ended December 31, 2000, loss from operations for the Internet portal segment was approximately $9.6 million and represented a new reportable segment for the Company resulting primarily from the merger with Medscape, Inc. completed in May 2000. The Internet portal segment has a higher gross margin than either of the Company's other two segments, therefore the Company expects revenue growth in the Internet portal segment to have a positive effect on consolidated operating margins.

Transcription Services

    For the year ended December 31, 2000, loss from operations for the transcription service segment was approximately $7.8 million and represented a new reportable segment for the Company resulting from the acquisition of Total eMed, Inc. completed in May 2000.

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

    Financing activities provided cash of $10.6 million, $154.9 million and $7.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows in 2000 resulted primarily from the preferred stock subscription received in the amount of $15.8 million and the issuance of $2.6 million of common stock, offset by payments of long-term liabilities of $7.8 million. In January 2001, the Company closed a $17.8 million capital financing arrangement, of which $15.8 million had been received and recorded as preferred stock subscription received at December 31, 2000. The financing involved the issuance of 5,933,332 shares of convertible preferred stock at $3 per share. The preferred stock is convertible into common stock on a share for share basis at the option of the investors, or automatically if certain conditions are met, and is redeemable under certain circumstances. The preferred stock carries a cumulative annual dividend of $0.27 per share, and holders of the preferred stock will have a priority in bankruptcy or liquidation over all other equity holders. In connection with this financing, the Company issued warrants to purchase 4,537,254 shares of common stock at an exercise price of $.01 per share. The proceeds from the financing were allocated between the convertible preferred stock and the associated warrants at the estimated fair value. Net proceeds from this financing will be used to fund future operations. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current anticipated cash needs.

    Cash flows in 1999 resulted primarily from the Company's initial public offering of $105.2 million, and the issuance of preferred stock in the amount of $47.8 million, offset by payments of $1.9 million for obligations under capital lease agreements and notes payable. Cash flows in 1998 resulted primarily from the issuance of preferred stock of $6.8 million. During the year ended December 31, 2000, the Company reached agreements to extend the due dates of certain cash payments previously required to have been made by the Company during the year. In January 2001, Medscape received from America Online, Inc. (AOL) a notice of breach due to the fact that the Company has not made its January 2001 payment to AOL of approximately $3 million required under their Interactive Services Agreement. The Company did not pay AOL because of a disagreement between the Company and AOL regarding the services provided by AOL under the agreement. The Company and AOL are in negotiations with respect to this payment and the future of their financial relationship.

    In December 1999, the Company completed its initial public offering and issued 6,785,000 shares of its common stock. The net proceeds from the issuance of the common stock in the initial public offering were approximately $105.2 million. In addition, the Company closed a round of private funding in May 1999, raising approximately $34.8 million.

    Medscape currently anticipates that it will continue to experience modest growth in its operating expenses as it enters new markets for its products and services, increases marketing activities, increases research and development spending, develops new distribution channels, expands its infrastructure, and improves its operational and financial systems. These operating expenses will consume a significant amount of the Company's cash resources. Management believes that the Company's current cash balances, its net proceeds from financing activities during 2000 and 2001 and its anticipated revenue growth will be sufficient to meet its anticipated cash needs for working capital and capital expenditures throughout 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from future operations are insufficient to satisfy the liquidity requirements, the Company may seek additional funds through public or private equity financing or from other sources, including the sale of certain of the Company's assets. However, there is no certainty that Medscape may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing. In addition, it is possible that at the time of the sale of certain of the Company's assets, an impairment charge may be incurred for property, plant, and equipment, identifiable intangible assets or goodwill, if the proceeds do not exceed the carrying amounts of such assets. Additionally, the Company may, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact its liquidity requirements or cause the Company to issue additional equity or debt securities.

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

    Our health information systems technology business model depends on our ability both to sell our products and services to medical professionals and other healthcare providers and to generate usage by a large number of medical professionals and consumers. Failure to achieve broad acceptance of our products and services by physicians and other healthcare providers would severely limit our ability to implement our business model.

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

    Failure to achieve or maintain positive cash flows from operations could materially and adversely affect the market price of our common stock. We have incurred significant losses since we began doing business. As of December 31, 2000, we accumulated losses of approximately $385 million. Further, we reported a net loss for the first quarter of 2001 of $106.2 million or $1.91 per share. We may not achieve favorable operating results or profitability in the foreseeable future.

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

    The health information systems technology sector in which we compete is intensely competitive and subject to fragmentation, high growth and rapid technological change. In all three segments of our business, Digital Health Record applications, Internet Portals and Transcription Services, we face significant competition from traditional healthcare information system vendors and Internet healthcare companies as they expand their product offerings. We also currently compete, or potentially compete for audience attention and advertising and sponsorship expenditures with many providers of web content, information services and products, as well as traditional media and promotional efforts. Many of these companies have significantly greater financial resources than we have, as well as well-established brand names and large installed customer bases. We may be unable to compete successfully against these organizations or establish significant market share.

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

    Any significant interruption in our operations would cause our revenues to decline. We have experienced periodic system interruptions in the past, which may occur again. Any significant interruptions in our services or an increase in response time could result in a loss of potential or existing users and members, strategic partners or advertisers and sponsors and, if sustained or repeated, these interruptions could reduce the attractiveness of our web sites to these parties in the future. Our insurance policies have coverage limits that may not be adequate to compensate us for any material losses that may occur due to disruptions in our service. In the first quarter of 2001, approximately $6 million of our total revenue of approximately $13.9 million was derived from our Web site operations.

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

Risks Related to the Healthcare Industry and the Internet

The Internet is subject to many legal uncertainties and potential government regulations that may decrease demand for our services, increase our cost of doing business or otherwise have an adverse effect on our financial results or prospects.

    Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. We believe there is a risk that these laws will disproportionately burden companies that do business on the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our financial results and prospects.

    For example, the Federal Trade Commission began enforcing requirements under the Children's Online Privacy Protection Act in April 2000. The act applies to the online collection of personal information from children under 13, and imposes significant compliance burdens and potential penalties on operators of web sites that collect covered information. Because it does not apply to collection of information other than in an online context, this act disproportionately burdens companies that do business online. In addition to new laws, courts are struggling with the application of existing laws to the Internet. This legal uncertainty makes it harder for us to operate our business, because we are not able to predict legal risks to the same degree that we would if we were not doing business on the Internet.

State and Federal laws that protect individual health information may limit our plans to collect, use and disclose that information.

    If we fail to comply with laws or regulations governing our use of personally identifiable health information, including medical records, this failure could have a material adverse effect on our business, operating results and financial condition.

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

    Meeting these requirements could result in significant costs, as well as result in the delay or abandonment of some products or services, which could negatively affect our business. Although we have systems in place for safeguarding patient health information from unauthorized disclosure, these systems may not preclude successful claims against us for violation of applicable law or other requirements. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of health information. For example, we currently contract out the hosting of some of our Web sites to third parties. Any failure by us or our partners to comply with the legal or other requirements concerning personally identifiable health information could result in material liability.

    In addition to our own internal uses of health information that we collect or to which we have access, we intend to develop and sell to third parties medical information systems and market research services that we will use to collect, analyze and report medical data, medical research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. In most cases, we will remove identifying information from the data we sell, and will sell the data only in aggregate form. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data.

    In addition, with appropriate authorization from consumers and healthcare professionals, we intend in some cases to market results of research or other data that does contain identifiable health information. Examples include market research on healthcare products and recruitment for clinical trials. Regulations under HIPAA or similar other laws and regulations may prevent us from using identifiable information entirely, or may impose significant administrative costs on us (for example, by requiring specific forms of consent or detailed record-keeping). These regulatory and legal restrictions might limit or even preclude our ability to earn revenues from use of identifiable health information to which we have access.

New rules or legislation concerning privacy of Internet users could adversely affect our business.

    In addition to specific laws that relate to medical records or personally identifiable healthcare information, we believe government is likely to create new rules or laws that address the privacy of Internet users generally. Examples of these types of regulation already exist outside the U.S. For example, nations in the European Union are currently implementing a Data Privacy Directive regulating the transmission and storage of personal information and data. Because both our web sites and our digital health record applications collect extensive information about users, complying with new regulatory requirements could significantly increase our cost of operations, delay the introduction of new products and services, require the redesign of existing products, or limit our ability to use information for our own marketing and research purposes.

Government regulation of advertising and promotional activities may be burdensome and negatively affect our ability to provide some applications or services, which could lead to higher than anticipated costs or lower than anticipated revenues.

    Because our portal business involves advertising and promotion of prescription and over-the-counter drugs and medical devices, any increase in regulation of these areas by the Federal Drug Administration or the Federal Trade Commission could make it more difficult for us to provide existing or future applications or services to our audience or obtain the necessary corporate sponsorship to do so. In addition, a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others to acquire, arrange for or recommend the acquisition of healthcare products or services. These laws have been used to restrict promotional activities by pharmaceutical and medical device companies, and might limit the ability of our customers to undertake sponsorship programs with us.

    Any current or future government regulatory requirements imposed on us or our advertisers and sponsors could harm us by:

  •
  making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products on our web sites, or to sponsor programs that we offer to healthcare professionals and the public;

  •
  restricting our ability to continue to provide some of our services or content, or to introduce new services or content in a timely manner;

  •
  damaging our relationships with pharmaceutical, biotechnology and medical device companies, particularly if programs we recommend or endorse result in government enforcement action directed against us or these companies; or

  •
  making it more expensive and time-consuming to comply with new requirements.

    As a consequence of these harms, we might lose advertising or sponsorship revenue, spend significant amounts of our limited resources on regulatory experts in the area of healthcare compliance, or receive adverse publicity that negatively affects share value.

The FDA may regulate some of our products as medical devices, increasing our cost of doing business and affecting our ability to launch new products.

    As we add functionality to our Web sites and clinical applications, we face potential FDA regulation of software. Some computer applications and software are considered medical devices and are subject to regulation by the FDA, including pre-marketing clearance or approval and post-marketing controls. The FDA's regulatory authority over medical devices is very broad, and in the past the FDA has expanded its regulation into new areas without any advance notice or rulemaking. If FDA regulations were directly applicable to any of our products and services, complying with those regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new products or services. In addition, we do not have any experience in preparing the required documentation for FDA clearance or approval of a medical device, including the conduct of supporting clinical trials or other studies, or complying with other FDA regulations that would apply both before and after clearance or approval. If the FDA required us to meet regulatory requirements for medical devices for some of our products (including our Web sites and clinical applications), we would face increased compliance costs and delays in bringing products to market. Because the FDA has the discretion to not approve products, we might even be completely prevented from bringing any regulated products to market, losing both the development costs we put in to the product and any potential revenues from it.

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

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application license	$10,494	$12,261	$10,410
Subscriptions and support services	10,610	7,456	5,750
Sponsorship and advertising	20,483	—	—
Transcription services	6,568	—	—

Total revenues	48,155	19,717	16,160

Operating expenses:
Cost of revenues:
Application license	1,219	1,066	879
Subscriptions and support services	17,237	6,572	5,440
Sponsorship and advertising	8,649	—	—
Transcription services	10,030	—	—
Marketing and sales	53,268	19,924	7,374
Research and development	18,643	12,152	7,551
General and administrative	20,082	5,010	1,077
Depreciation and amortization	220,528	4,077	1,537
Restructuring and other charges	25,815	—	—

Total operating expenses	375,471	48,801	23,858

Operating loss	(327,316)	(29,084)	(7,698)

Other income, net	5,845	1,097	466

Net loss	$(321,471)	$(27,987)	$(7,232)

Net loss per share:
basic and diluted	$(6.96)	$(3.07)	$(1.06)

Weighted average shares:
basic and diluted	46,186,367	9,107,613	6,807,091

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Common Stock Notes Receivable
					Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount		Warrants
Balance at December 31, 1997	6,654,280	$3,202	$(988)	$—	$—	$(28,307)	$(26,093)
Issuance of common stock for acquisition	13,750	55	—	—	—	—	55
Issuance of common stock for cash	175,000	700	—	—	—	—	700
Issuance of restricted common stock in exchange for promissory notes	250,000	1,000	(1,000)	—	—	—	—
Non-cash stock compensation	—	110	—	—	—	—	110
Options exercised	34,526	72	—	—	—	—	72
Interest accrued on common stock notes receivable	—	—	(51)	—	—	—	(51)
Net loss	—	—	—	—	—	(7,232)	(7,232)

Balance at December 31, 1998	7,127,556	5,139	(2,039)	—	—	(35,539)	(32,439)
Issuance of common stock for acquisition	750,000	3,300	—	—	—	—	3,300
Conversion of redeemable preferred stock to common stock	15,950,747	97,874	—	—	—	—	97,874
Issuance of restricted common stock in exchange for promissory notes	1,247,500	9,229	(9,229)	—	—	—	—
Issuance of common stock in exchange for services	65,750	1,314	(195)	—	(194)	—	925
Issuance of common stock for commission	172,763	1,987	—	—	—	—	1,987
Warrants exercised	22,500	13	—	—	—	—	13
Options exercised	242,575	869	—	—	—	—	869
Stock compensation expense	—	986	—	—	—	—	986
Interest accrued on common stock notes receivable	—	—	(325)	—	—	—	(325)
Deferred compensation related to stock options	—	4,746	—	—	(4,746)	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	370	—	370
Issuance of common stock, net of offering costs	6,785,000	104,267	—	—	—	—	104,267
Net loss	—	—	—	—	—	(27,987)	(27,987)

Balance at December 31, 1999	32,364,391	229,724	(11,788)	—	(4,570)	(63,526)	149,840
Issuance of common stock for acquisition	22,382,039	1,025,775	—	32,818	—	—	1,058,593
Issuance of common stock for employee stock purchase plan	212,156	1,026	—	—	—	—	1,026
Other repurchases	(35,536)	(46)	—	—	—	—	(46)
Options exercised	734,298	1,648	—	—	—	—	1,648
Deferred compensation related to stock options forfeited	—	(2,752)	—	—	2,752	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	679	—	679
Stock compensation expense	—	—	—	—	398	—	398
Increase common stock notes receivable reserve	—	—	5,060	—	—	—	5,060
Net loss	—	—	—	—	—	(321,471)	(321,471)

Balance at December 31, 2000	55,657,348	$1,255,375	$(6,728)	$32,818	$(741)	$(384,997)	$895,727

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

(g) Intangible Assets

    The value ascribed to acquired intangible assets, including customer lists, trade names, and the workforces-in-place is the estimated fair value at the acquisition date. Intangible assets are amortized on a straight-line basis, over periods ranging from 2 to 5 years, which represent the estimated remaining economic lives.

(h) Property and Equipment

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

(i) Goodwill

    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions. Goodwill is amortized on a straight-line basis, over periods ranging from two to four years. The Company assesses goodwill impairment under Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, based on an undiscounted cash flows approach. Whenever events occur or circumstances change that indicate an impairment may have occurred, such as the failure of certain technology to demonstrate promise that it may gain commercial acceptance or the failure of a business segment to achieve certain performance objectives, the Company estimates the future undiscounted cash flows of the business segment to which goodwill relates. When such estimate of the future undiscounted cash flows, net of the carrying value of the net tangible and identified intangible assets, is less than the carrying amount of goodwill, the difference will be charged to operations as an impairment loss. For purposes of determining future undiscounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. Through December 31, 2000, no events or circumstances have occurred that triggered an impairment analysis or resulted in a reduction in the useful life or carrying value of goodwill.

(j) Impairment of Long-Lived Assets

    The Company periodically reviews the carrying amounts of property, plant and equipment, identifiable intangible assets and goodwill both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts. This review considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss would be measured by comparing the fair value of the asset with its carrying amount. Any write-down is treated as a permanent reduction in the carrying amount of the assets. Through December 31, 2000, no events or circumstances have occurred triggering an impairment analysis that resulted in a write-down of carrying value of long-lived assets.

(k) Software Development Costs

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

    Website development costs are accounted for in accordance with Emerging Issues Task Force (EITF) 00-2, Accounting for Website Development Costs. Costs incurred in the planning stage are expensed as incurred and costs incurred in the website application and infrastructure development and operating stages, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset, generally three years.

(l) Revenue Recognition

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

    Application license, subscriptions and support services, or Digital Health Record (DHR) revenues consists primarily of revenue from Web-based and client server applications related support services,

eCommerce and data. Medscape recognizes DHR revenue from application license fees generally when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable. Medscape's term based Logician licenses, including the subscription-based version of Logician and Medscape Encounter (formerly Logician Internet), are recognized on a subscription basis. The arrangements do not grant the customer a license right to the software and do not provide an option to take delivery of the software. Rather, the customer pays a periodic subscription fee over a specified period of time. All subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly. Support services consist of fees for maintenance and customer support services and consulting, training and integration fees which are recognized at the time the related services are performed. Fees for maintenance and customer support service, conveying the right to obtain upgrades, when and if available, are generally paid in advance and revenue is recognized ratably over the term of the agreement.

    Also included in DHR revenue are revenues earned from certain web-based applications, primarily our ASP model. These hosting arrangements are accounted for under EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Our ASP hosting application resides on a third party's hardware and the customer accesses and uses the software on an as-needed basis over a dedicated line. The arrangement does not grant the customer a license right to the software and does not provide an option to take delivery of the software. As such, revenues are treated as service contracts and the portion of the fee allocated to the hosting element is recognized as the service is provided.

    Sponsorship and advertising, or Internet portal revenue, is derived from sources including advertising, sponsorship of online journals, medical conferences, market research and eCommerce. Revenues from advertising are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Revenue from sponsored programs, such as medical conferences, are recognized when the conference summary is published on the Company's Web site, providing that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from sponsored content, such as clinical modules, is recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project.

    Transcription services revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems. Revenues from transcription services are recognized in the period in which the services are performed and when collection of the resulting receivable is probable.

(m) Income Taxes

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

(n) Stock-Based Employee Compensation

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

(o) Advertising

    The Company expenses costs of advertising when the costs are incurred. Advertising expense was approximately $5,889, $1,473 and $896 for the years ended December 31, 2000, 1999 and 1998.

(p) Net Loss Per Share

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

(q) Comprehensive Income

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

(r) Fair Value of Financial Instruments

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

(s) Reclassifications

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

Other Acquisitions

    In April 2000, the Company acquired AnywhereMD.com, Inc., a company specializing in developing wireless Palm™-based handheld devices, offering increased mobility to physicians in treating patients. The Company purchased all of the outstanding capital stock of AnywhereMD.com, Inc., a California corporation, for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and is being amortized over 3 years.

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

Other Investments

    In June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash, which is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com. Subsequent to the investment, the Company became concerned about Lifechart.com's ability to continue to fund its operations. In addition, Lifechart.com failed to make a payment to the Company that was required under the agreement. Management determined that these events had led to a decline in the fair value of the investment, and the Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

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

(c) Goodwill and Intangible Assets

    Goodwill and intangible assets consist of the following:

	December 31,
	2000	1999
Goodwill	$938,103	$6,470
Member and customer list	36,100	—
Licensing agreement	14,400	—
Tradename	10,100	—
Work-in-place	5,700	—

	1,004,403	6,470
Less accumulated amortization	210,815	1,482

Goodwill and intangible assets, net	$793,588	$4,988

    Amortization expense totaled approximately $204,575, $1,561 and $34 at December 31, 2000, 1999 and 1998, respectively.

(d) Prepaid Advertising

    As a result of the Company's merger with Medscape, Inc. (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape, Inc.'s agreements with CBS Corporation ("CBS") which commenced on August 3, 1999. These assets primarily consist of the right to receive approximately $121.1 million of advertising and promotion from CBS. This prepaid advertising has a discounted, tax effected fair value of approximately $64.8 million, and is included in prepaid advertising and other assets. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of the remaining balance of advertising and promotion in the United States for the Company's consumer and professional web sites and other products and services. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

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

    Medscape continues to apply APB Opinion No. 25 in accounting for the plans and compensation cost is generally not recognized for its stock options in the financial statements. The effect on the Company's net loss, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is as follows:

	Years Ended December 31,
	2000	1999	1998
Pro forma net loss	$(326,279)	$(30,895)	$(8,342)
Pro forma net loss per share	(7.06)	(3.39)	(1.21)

    Transactions involving the plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1997	974,015	$3.68
Granted	480,493	4.10
Exercised	(34,526)	2.10
Forfeited	(206,576)	3.98

Options outstanding, December 31, 1998	1,213,406	3.80
Granted	2,363,950	8.18
Exercised	(242,575)	3.61
Forfeited	(80,905)	4.51

Options outstanding, December 31, 1999	3,253,876	6.98
Granted	6,718,761	7.35
Assumed in merger and acquisition	2,189,770	11.15
Exercised	(734,298)	2.24
Forfeited	(2,469,200)	9.18

Options outstanding, December 31, 2000	8,958,909	7.65

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number of Outstanding at December 31, 2000		Weighted Average Exercise Price	Number Exercisable at December 31, 2000	Weighted Average Exercise Price
$0.03 - 2.31	944,265	9.22	$1.96	239,908	$0.99
3.10 - 4.40	1,011,877	7.36	3.98	758,802	4.03
5.13 - 5.45	460,800	9.52	5.16	64,561	5.38
5.94 - 5.94	3,897,947	9.45	5.94	705,921	5.94
6.43 - 8.06	953,430	8.47	6.71	568,920	6.61
9.50 - 13.00	898,420	8.53	10.87	404,423	10.60
13.38 - 30.19	448,070	9.11	21.93	160,500	23.45
30.96 - 30.96	202,622	8.69	30.96	102,743	30.96
33.86 - 33.86	123,791	9.13	33.86	—	—
36.76 - 36.76	17,687	9.11	36.76	1,818	36.76

$0.03 - 36.76	8,958,909	8.96	7.65	3,007,596	7.61

    At December 31, 2000, 1,118,626 shares were available for grant.

    The Company has deferred stock compensation of $741 at December 31, 2000. Deferred stock compensation is primarily based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred compensation is being amortized over the vesting period of the options, which is generally three years. The Company recognized expenses of $679 in the twelve-month period ended December 31, 2000 related to these grants.

(b)  Stock Warrants

    As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At March 31, 2001, warrants to purchase 436,747 shares of the Company's common stock were exerciseable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84 per share. These warrants expire in 2006. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL has agreed to promote the Company's co-branded Websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital Cities. The purchase price of the Company's merger with Medscape, Inc. included the value of these warrants, as discussed in Note 2. The agreement also requires cash payments of $33 million to be paid to AOL, of which, the Company has paid approximately $18 million through December 31, 2000. Approximately $3.7 million is included in long-term liabilities and the remaining $11.3 million is included in the current portion of long-term liabilities at December 31, 2000. The remaining payments are due through May 2002.

(c)  Restricted Stock Purchase Agreements

    As of the end of December 1999, the Company had sold 2,175,750 shares of common stock at prices ranging from $4.00 to $13.00 to senior management of the Company. These shares were sold under agreements, which allow the Company, at its option, to repurchase these shares at the original sale price. Under the repurchase agreements associated with 1,958,250 of these shares, the shares subject to repurchase are reduced in equal increments over 36 months from the original vesting dates which range from February 28, 1996 to December 6, 2002. At December 31, 1999 and 2000, there were approximately 1,211,328 and 250,976 shares, respectively, outstanding that were eligible for repurchase. The Company holds promissory notes totaling approximately $6.7 million of principal and interest, net of allowance of $5.1 million at December 31, 2000, from current and former senior management in consideration for the restricted stock discussed above. The notes are with recourse, not collateralized, accrue interest at 6% per year and are payable in full 10 years from the date of the loan. In connection with these stock issuances, the Company recorded compensation expense of $398 and $986 for the years ended December 31, 2000 and 1999, respectively.

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

(8)  Restructuring Charges

    Primarily as a result of the merger and acquisition described in Note 2, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 300 employees, or approximately 28% of the workforce, across essentially all of the Company's functions and locations, a reduction in total facilities, including closing of the San Francisco office, and impairment of certain assets.

    Restructuring charges are primarily comprised of costs associated with severance packages, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges totaled approximately $17.5 million for the year ended December 31, 2000, including non-cash charges of approximately $5.1 million to increase the reserve against shareholders' notes receivable. At December 31, 2000, approximately 240 of the estimated 300 positions have been eliminated. Approximately $1.8 million relating to these programs was included in current liabilities at December 31, 2000. All severance payments and related charges, which consist primarily of expected payroll and related taxes, are expected to be paid by June 30, 2001.

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

(13)  Quarterly Financial Information (unaudited)

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Revenues:
Application licenses	$3,439	$1,134	$2,530	$3,391	$1,507	$2,390	$3,833	$4,480
Subscriptions and support services	2,169	2,094	3,428	2,945	1,490	1,698	2,184	2,135
Sponsorship and advertising	—	6,313	6,145	7,999	—	—	—	—
Transcription services	—	1,348	2,397	2,823	—	—	—	—

Total revenues:	5,608	10,889	14,500	17,158	2,997	4,088	6,017	6,615
Operating expenses	22,149	91,722	126,955	134,930	6,634	8,631	13,344	20,192
Net loss	(14,726)	(78,870)	(111,058)	(116,817)	(3,426)	(4,337)	(6,802)	(13,088)
Net loss per share	(0.45)	(1.85)	(2.02)	(2.12)	(0.48)	(0.54)	(0.85)	(0.96)

(14)  Subsequent Events (unaudited)

(a) General Motors Corporation

    General Motors Corporation (GM), the world's largest vehicle manufacturer, designs, builds and markets cars and trucks worldwide. GM is also the United States' largest private purchaser of healthcare. In January 2001, GM and Medscape entered into an e-business healthcare alliance. Under the alliance, GM and Medscape will cooperate on a three-year program to encourage U.S. physicians to use hand-held computer devices which use applications from the Medscape Mobile suite of products for prescriptions and to adopt Medscape's DHR application Medscape Logician ASP. As part of the strategic alliance, GM received warrants for 5 million shares of common stock, valued at approximately $12.5 million. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.31, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends. Under the terms of the agreement, the warrants were non-forfeitable and fully vested at the date of grant. In addition, GM is restricted by certain sale lock-up periods, as specified in the agreement. The value of the warrants issued under this alliance will be amortized as a non-cash sales discount over the life of the agreement from approximately June 2001 through June 2004. GM and Medscape will also share in any cost savings realized by GM primarily from physician usage of Medscape Mobile applications.

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

Conversion

    Each share of preferred stock is voluntarily convertible into common stock at any time after the date of issuance at a rate that equals the original issue price of $3 divided by the conversion price of $3 at the time of issuance, subject to anti-dilution or other adjustments specified in the purchase agreements. Such anti-dilution provisions include a weighted-average adjustment to the conversion price in the event the Company issues new equity or convertible securities at an issue price or conversion price below the then applicable conversion price or the then applicable fair market value of a share of Common Stock. Each share of the Series 1 preferred stock shall be automatically converted into the number of shares of common stock obtained by dividing the per share price by the conversion price, subject to adjustments in accordance with the anti-dilution provisions thereof, upon the earlier of: (i) the date, which shall be no sooner than January 4, 2002, on which the last sale price of the common stock on NASDAQ has been at least five times the conversion price for 30 consecutive trading days, with a minimum average trading volume per day of 2% of the number of issued and outstanding shares of common stock not held by affiliates of the Company and (ii) immediately prior to the closing of a merger, sale of all or substantially all of the Company's assets, or combination in which the Company's common shareholders receive cash or marketable securities with an aggregate value per share of at least five times the conversion price.

Warrants

    In addition to the shares of Series 1 preferred stock, the preferred shareholders were granted warrants for the purchase of approximately 4.5 million shares of the Company's common stock valued at approximately $7.6 million. The warrants are exercisable at the option of the holder for a period of five years, and were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $0.01, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.

    Upon closing of the Series 1 preferred stock financing round, the Company paid approximately $1 million and issued additional warrants for 300,000 shares of the Company's common stock valued at approximately $275 to the Company's placement agent. The warrants are exercisable at the option of the holder for a period of five years, and were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.40, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends. Total fees of approximately $1.3 million associated with the financing were netted against proceeds received.

Board Representation

    The majority of the holders of the Series 1 Preferred Stock shall have the right to elect one member of the Company's board of directors.

(c)  Lifechart.com

    By late 2000 the Company became concerned about Lifechart.com's ability to continue to fund its operations. In addition, Lifechart.com failed to make a payment to the Company that was required under the agreement. Therefore, the Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

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

SUMMARY COMPENSATION TABLE

				Long-term Compensation Awards
	Annual Compensation
				Restricted Stock Award(s) (1) ($)	Securities Underlying Option/SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)			Other Compensation ($)
Mark K. Leavitt Chairman of the Board	2000 1999 1998	243,000 210,000 208,333	— 100,000 —	— 66,000 60,000	200,000 — —	— — —
David C. Moffenbeier President and Chief Executive Officer	2000 1999 1998	240,000 190,000 238,333	— 100,000 50,000	— 66,000 60,000	200,000 — —	— — —
Thomas M. Watson Executive Vice President, Application Sales	2000 1999 1998	212,500 150,000 150,000	— 107,574 75,559	— — —	75,000 — —	105,000 — —	(2)
George D. Lundberg, M.D. Executive Vice President, Editorial and Editor-in-Chief	2000 1999 1998	150,250 — —	43,858 — —	— — —	232,390 — —	84,656 — —	(7)
Blackford F. Middleton Senior Vice President Clinical Informatics (3)	2000 1999 1998	193,333 160,000 158,333	15,000 15,000 15,000	— 33,000 30,000	100,000 — —	58,498 125,516 53,621	(2) (2) (2)
Paul T. Sheils Vice Chairman of MedicaLogic/Medscape and President of Medscape (4)	2000 1999 1998	47,500 — —	46,438 — —	— — —	— — —	376,500 — —	(5)
Frank J. Spina Chief Financial Officer (6)	2000 1999 1998	172,917 47,560 —	50,000 — —	— — —	200,000 — —	112,500 — —	(5)

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number Of Securities Under- Lying Option/SARs Granted	Percent Of Total Options/SARs Granted To Employees In Fiscal Year				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
				Exercise Of Base Price ($/Sh)
Name					Expiration Date
						5% ($)		10% ($)
Mark K. Leavitt	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569
David C. Moffenbeier	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569
Thomas M. Watson	75,000	1.1%		$5.9375	6/15/10		$280,055		$709,713
George D. Lundberg, M.D.	32,300 200,000 90	.05 2.8 0.0	% % %	$33.8622 5.9375 5.3750	2/18/10 6/15/10 8/17/10	$ $ $	687,853 746,812 304	$ $ $	1,743,154 1,892,569 771
Blackford F. Middleton	100,000	1.4%		$5.9375	6/15/10		$373,406		$946,285
Paul T. Sheils	—	—		—	—		—		—
Frank J. Spina	200,000	2.8%		$5.9375	6/15/10		$746,812		$1,892,569

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
LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End
					Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End($)
		Value Realized ($) (1)
Name	Shares Acquired On Exercise
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark K. Leavitt	—	—	33,333	166,667	(2)	(2)
David C. Moffenbeier	—	—	33,333	166,667	(2)	(2)
Thomas M. Watson	—	—	12,500	62,500	(2)	(2)
George D. Lundberg, M.D	20,185	$374,271	42,509	242,371	(2)	(2)
Blackford F. Middleton	—	—	16,667	83,333	(2)	(2)
Paul T. Sheils	288,346	$1,694,349	58,879	—	(2)	(2)
Frank J. Spina	—	—	19,999	—	(2)	(2)

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

	Number of Shares Beneficially Owned
Beneficial Owner	Common Stock		Preferred Stock(1)	Total	Percentage of Shares
General Motors Corporation 300 Renaissance Center Detroit, MI 48265-3000	5,000,000	(2)	0	5,000,000	8.2%
Viacom Inc. Attn: Law Department 1515 Broadway Ave New York, NY 10036-8901	4,695,892		0	4,695,892	8.4%
Entities associated with Sequoia Funds 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 94025	2,803,847	(3)	0	2,803,847	4.9%
New Enterprise Associates 2490 Sand Hill Road Menlo Park, CA 94025	2,353,596		0	2,353,596	4.2%
Quantum Industrial Partners LDC Kaya Flamboyan 9 Willemstad, Curacao Netherlands Antilles	2,842,930	(4)	1,666,666	4,509,596	7.8%

SFM Domestic Investment LLC c/o Soros Fund Management LLC 888 Seventh Avenue NewYork,NY 10016	2,842,930	(5)	1,666,666	4,509,596	7.8%
Mark A. Stevens 3000 Sand Hill Rd. Bldg. 4, Ste. 280 Menlo Park, CA 94025	2,809,680	(6)	0	2,809,680	4.9%
Ronald H. Kase 2490 Sand Hill Road Menlo Park, CA 94025	2,383,596	(7)	0	2,383,596	4.2%
Bruce M. Fried 2300 N. Street, NW Washington, DC 20037	26,250	(8)	0	26,250	*
Neal Moszkowski 888 Seventh Avenue Suite 3300 New York, NY 10106	30,000	(9)	0	30,000
C. Martin Harris, M.D. c/o Cleveland Clinic Foundation 9500 Euclid Foundation H18 Cleveland, OH 44195	0		0	0	*
Thomas A. Croskey General Motors 482-C30-D36 300 Renaissance Center Detroit, MI 48265-3000	0		0	0	*
Andrew Heyward CBS News 524 West 57 Street New York, NY 10019-2985	0		0	0	*
Mark K. Leavitt	1,155,550	(10)	0	1,155,550	2.1%
David C. Moffenbeier	729,622	(11)	0	729,622	1.3%
George D. Lundberg, M.D	122,382	(12)	0	122,382	*
Arthur N. Liebowitz, M.D.	66,668		0	66,668	*
All directors and executive officers as a group (17 persons):	7,708,927	(13)	0	7,708,927	13.7%

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

(a)(3) Exhibits

(a)
2.1(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Medscape, Inc., and Moneypenney Merger Corp.
2.2(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Total eMed Inc., and AQ Merger Corp.
3.1(7)	1999 Restated Articles of Incorporation.
3.1.1(6)	Articles of Amendment to the 1999 Restated Articles of Incorporation.
3.1.2(8)	Articles of Amendment to the 1999 Restated Articles of Incorporation
3.2(6)	Restated Bylaws.
10.1(8)	2001 Third Amended and Restated Investor Rights Agreement.
10.2(1)*	1993 Stock Incentive Plan.
10.3(1)*	1996 Stock Incentive Plan, as amended.
10.4(1)*	1999 Stock Incentive Plan.
10.5(3)*	Amendment to 1999 Stock Incentive Plan.
10.6(1)*	Form of Incentive Stock Option Agreement.
10.7(1)	Form of Restricted Stock Purchase Agreement (Performance).
10.8(1)	Form of Restricted Stock Purchase Agreement.
10.9(2)	Form of Warrant, dated March 5, 1999, entitling Credit Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's common stock.
10.10(2)	Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.11(2)	Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.

10.12(5)	Form of Warrant, dated February 15, 2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common Stock.
10.13(8)	Stock Purchase Agreement, dated April 17, 2000, between Medicalogic, Inc. and AnywhereMD.com, Bryan Hixson, and Harold Hartsell.
10.14(8)	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000, between Medicalogic/Medscape Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors.
10.14.1(8)	Amendment to Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000.
10.15(8)	Form of Warrants, dated January 4, 2001, issued to Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors in connection with the Preferred Stock and Warrant Purchase Agreement.
10.16(8)	Form of Warrant, dated January 24, 2001, entitling General Motors Corporation to purchase 5,000,000 shares of Company's common stock.
10.17(2)	Common Stock Purchase Agreement between Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.
10.18(2)	Form of Stockholders Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.19(2)	Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.20(2)	Form of Joinder Agreement among certain Medscape, Inc. shareholders, dated July of 1999, in connection with the Stockholders Agreement dated July of 1999.
10.21(2)	Form of Trademark and Content Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.22(2)	Form of Subscription Agreement with CBS Corporation.
10.23(1)	Agreement to Issue Shares of common stock between Medicalogic, Inc. and Baylor College of Medicine, dated as of February 16, 1999.
10.23.1(8)	Amendment, dated December 27, 2000, to the Agreement to Issue Shares of common stock.
10.24(1)	Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC dated January 15, 1997, as amended July 15, 1999.
10.24.1(8)	Amendment, dated November 24, 1999, to the Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC.
10.25(8)	Agreement of Lease between Total eMed, Inc. and Highwoods/Tennessee Holdings, LP, dated November 22, 1999.
10.26(2)	Agreement of Lease between Medscape, Inc. and 224 W 30 LLC, dated May 26, 1999.
10.26.1(8)	Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.26.2(8)	Second Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.27.1(8)	Amendment, dated January 1, 2000, to the Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation.
10.28(2)*	Employment Agreement between Medscape, Inc. and George D. Lundberg, M.D., dated February 15, 1999.
10.29(2)*	Employment Agreement between Medscape, Inc. and Mark Boulding, dated June 28, 1999.
10.30(2)	Preferred Share Purchase Agreement among Softwatch Ltd., and Medscape, Inc.(as purchaser) and certain other purchasers, dated June 15, 1999.

10.31(2)	License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.
10.32(2)	Stock Purchase Agreement between Medscape, Inc. and National Data Corporation, dated July 7, 1999.
10.33(2)+	Form of License and Product Development Agreement between Medscape, Inc. and National Data Corporation, dated July of 1999.
10.34(2)+	Interactive Services Agreement between America Online, Inc. and Medscape, Inc., dated September 3, 1999.
10.35(2)	Side Letter between America Online, Inc. and Medscape, Inc. dated September 22, 1999 in connection with the Interactive Services Agreement.
21.1(8)	Subsidiaries of the Company.
23.1(9)	Consent of Independent Auditors.

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

(3)
Previously filed and incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, dated on June 30, 1999, and filed with the Securities and Exchange Commission on August 14, 2000.

(4)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(5)
Previously filed and incorporated herein by reference to Medscape's Annual Report on Form 10-K, for the Period End of December 31, 1999, and filed with the Securities and Exchange Commission on March 13, 2000.

(6)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 11, 2000 and filed with the Securities and Exchange Commission on May 25, 2000.

(7)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-8, dated January 14, 2000.

(8)
Previously filed with this Annual Report on Form 10-K.

(9)
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

MEDICALOGIC/MEDSCAPE, INC.
Date: May 29, 2001	By:	/s/ DAVID C. MOFFENBEIER
David C. Moffenbeier President and Chief Executive Officer

Exhibit Index

2.1(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Medscape, Inc., and Moneypenney Merger Corp.
2.2(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among Medicalogic, Inc., Total eMed Inc., and AQ Merger Corp.
3.1(7)	1999 Restated Articles of Incorporation.
3.1.1(6)	Articles of Amendment to the 1999 Restated Articles of Incorporation.
3.1.2(8)	Articles of Amendment to the 1999 Restated Articles of Incorporation
3.2(6)	Restated Bylaws.
10.1(8)	2001 Third Amended and Restated Investor Rights Agreement.
10.2(1)*	1993 Stock Incentive Plan.
10.3(1)*	1996 Stock Incentive Plan, as amended.
10.4(1)*	1999 Stock Incentive Plan.
10.5(3)*	Amendment to 1999 Stock Incentive Plan.
10.6(1)*	Form of Incentive Stock Option Agreement.
10.7(1)	Form of Restricted Stock Purchase Agreement (Performance).
10.8(1)	Form of Restricted Stock Purchase Agreement.
10.9(2)	Form of Warrant, dated March 5, 1999, entitling Credit Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's common stock.
10.10(2)	Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.11(2)	Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.12(5)	Form of Warrant, dated February 15, 2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common Stock.
10.13(8)	Stock Purchase Agreement, dated April 17, 2000, between Medicalogic, Inc. and AnywhereMD.com, Bryan Hixson, and Harold Hartsell.
10.14(8)	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000, between Medicalogic/Medscape Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors.
10.14.1(8)	Amendment to Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000.
10.15(8)
Form of Warrants, dated January 4, 2001, issued to Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors in connection with the Preferred Stock and Warrant Purchase Agreement.
10.16(8)	Form of Warrant, dated January 24, 2001, entitling General Motors Corporation to purchase 5,000,000 shares of Company's common stock.

10.17(2)	Common Stock Purchase Agreement between Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.
10.18(2)	Form of Stockholders Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.19(2)	Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.20(2)	Form of Joinder Agreement among certain Medscape, Inc. shareholders, dated July of 1999, in connection with the Stockholders Agreement dated July of 1999.
10.21(2)	Form of Trademark and Content Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.22(2)	Form of Subscription Agreement with CBS Corporation.
10.23(1)	Agreement to Issue Shares of common stock between Medicalogic, Inc. and Baylor College of Medicine, dated as of February 16, 1999.
10.23.1(8)	Amendment, dated December 27, 2000, to the Agreement to Issue Shares of common stock.
10.24(1)	Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC dated January 15, 1997, as amended July 15, 1999.
10.24.1(8)	Amendment, dated November 24, 1999, to the Industrial Business Park Lease between Medicalogic, Inc. and Evergreen Corporate Center LLC.
10.25(8)	Agreement of Lease between Total eMed, Inc. and Highwoods/Tennessee Holdings, LP, dated November 22, 1999.
10.26(2)	Agreement of Lease between Medscape, Inc. and 224 W 30 LLC, dated May 26, 1999.
10.26.1(8)	Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.26.2(8)	Second Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.27.1(8)	Amendment, dated January 1, 2000, to the Oracle Alliance Agreement between Medicalogic, Inc. and Oracle Corporation.
10.28(2)*	Employment Agreement between Medscape, Inc. and George D. Lundberg, M.D., dated February 15, 1999.
10.29(2)*	Employment Agreement between Medscape, Inc. and Mark Boulding, dated June 28, 1999.
10.30(2)	Preferred Share Purchase Agreement among Softwatch Ltd., and Medscape, Inc. (as purchaser) and certain other purchasers, dated June 15, 1999.
10.31(2)	License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.
10.32(2)	Stock Purchase Agreement between Medscape, Inc. and National Data Corporation, dated July 7, 1999.
10.33(2)+	Form of License and Product Development Agreement between Medscape, Inc. and National Data Corporation, dated July of 1999.

10.34(2)+	Interactive Services Agreement between America Online, Inc. and Medscape, Inc., dated September 3, 1999.
10.35(2)	Side Letter between America Online, Inc. and Medscape, Inc. dated September 22, 1999 in connection with the Interactive Services Agreement.
21.1(8)	Subsidiaries of the Company.
23.1(9)	Consent of Independent Auditors.
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

(3)
Previously filed and incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, dated on June 30, 1999, and filed with the Securities and Exchange Commission on August 14, 2000.

(4)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated February 21, 2000 and filed with the Securities and Exchange Commission on March 9, 2000.

(5)
Previously filed and incorporated herein by reference to Medscape's Annual Report on Form 10-K, for the Period End of December 31, 1999, and filed with the Securities and Exchange Commission on March 13, 2000.

(6)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated May 11, 2000 and filed with the Securities and Exchange Commission on May 25, 2000.

(7)
Previously filed and incorporated herein by reference to Medicalogic, Inc.'s Registration Statement on Form S-8, dated January 14, 2000.

(8)
Previously filed with this Annual Report on Form 10-K.

(9)
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