Form 10-Q
period 2001-06-30
MEDICALOGIC/MEDSCAPE INC
filed 2001-08-14
CIK 923899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001 or

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

             Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

             As of August 10, 2001, there were 56,428,054 shares of the Registrant's Common Stock outstanding.

MEDICALOGIC/MEDSCAPE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2001
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	June 30, 2001	December 31, 2000 (1)

ASSETS

Current assets:
Cash and cash equivalents	$10,308	$41,647
Short–term investments	7,982	9,857
Accounts receivable, net	10,018	13,428
Net assets of discontinued operation	–	288,398
Prepaid expenses and other current assets	14,040	14,272

Total current assets	42,348	367,602
Property and equipment, net	21,878	26,343
Goodwill and intangibles, net	386,673	515,185
Prepaid advertising and other assets, net	62,696	54,893

Total assets	$513,595	$964,023

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,743	$2,457
Accrued and other liabilities	12,876	21,923
Net liabilities of discontinued operation	2,050	–
Deferred revenue	11,518	10,548
Long term liabilities, current portion	2,861	12,131

Total current liabilities	32,048	47,059

Long term liabilities, net of current portion	1,699	4,623
Long term deferred revenue, net of current portion	814	814

Total liabilities	34,561	52,496

Convertible redeemable preferred stock subscribed	–	15,800

Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,933,332 and no shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	8,819	–

Shareholders' equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 56,428,054 and 55,657,348 shares at June 30, 2001 and December 31, 2000, respectively	1,254,633	1,255,375
Common stock notes receivable, net	(6,215)	(6,728)
Warrants	52,722	32,818
Deferred stock compensation	(412)	(741)
Accumulated deficit	(830,513)	(384,997)

Total shareholders' equity	470,215	895,727

Total liabilities and shareholders' equity	$513,595	$964,023

See Accompanying Notes to Condensed Consolidated Financial Statements.

(1) Derived from audited financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Application license	$1,129	$1,134	$2,481	$4,573
Subscription and support services	3,491	2,091	6,743	4,260
Sponsorship and advertising	6,364	6,316	12,452	6,316

Total revenues	10,984	9,541	21,676	15,149
Non-cash sales discounts	(208)	–	(208)	–

Net revenues	10,776	9,541	21,468	15,149

Operating expenses:
Cost of revenues:
Application license	64	93	312	554
Subscription and support services	2,896	4,305	6,574	8,316
Sponsorship and advertising	2,330	2,733	5,131	2,733
Marketing and sales	10,780	15,518	23,191	24,177
Research and development	3,931	4,318	9,244	8,077
General and administrative	2,296	4,102	5,987	7,407
Depreciation and amortization	60,787	32,706	126,689	34,660
Restructuring charges	–	13,558	–	13,558
Non-recurring gain	(8,500)	–	(8,500)	–

Total operating expenses	74,584	77,333	168,628	99,482

Operating loss	(63,808)	(67,792)	(147,160)	(84,333)

Other income, net	53	1,905	673	3,720

Loss from continuing operations	(63,755)	(65,887)	(146,487)	(80,613)

Discontinued operations:
Loss from operations of discontinued operations	(23,160)	(12,983)	(46,614)	(12,983)
Loss on disposal of discontinued operations, including provision of $7,750 for operating losses during phase-out period	(252,415)	–	(252,415)	–

Net loss	$(339,330)	$(78,870)	$(445,516)	$(93,596)

Basic and diluted net loss per share:
Loss from continuing operations	$(1.14)	$(1.55)	$(2.63)	$(2.18)
Loss from discontinued operations	(4.91)	(0.30)	(5.36)	(0.35)

Net loss per share	$(6.05)	$(1.85)	$(7.99)	$(2.53)

Weighted average shares: basic and diluted	56,071	42,715	55,791	37,059

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(445,516)	$(93,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,689	34,660
Other non-cash charges	4,236	3,705
Non-cash restructuring charges	–	8,847
Non-recurring gain	(8,500)	–
Loss from operations of discontinued operations	46,614	12,983
Loss on disposal of discontinued operations	252,415	–
Changes in assets and liabilities:
Accounts receivable	3,410	(1,305)
Prepaid expenses and other assets	1,188	2,144
Accounts payable	286	3,832
Accrued liabilities	(11,097)	5,283
Deferred revenue	970	116

Net cash used in operating activities	(29,305)	(23,331)

Cash flows from investing activities:
Purchases of (proceeds from) short-term investments, net	1,875	(19,618)
Payments related to business combinations	(2,000)	(14,687)
Purchases of property and equipment	(1,982)	(13,553)

Net cash used in investing activities	(2,107)	(47,858)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	1,000	–
Proceeds from issuance of common stock, net	1,258	605
Payments of long-term liabilities, net	(2,185)	(837)

Net cash provided by (used in) financing activities	73	(232)

Net decrease in cash and cash equivalents	(31,339)	(71,421)
Cash and cash equivalents, beginning of period	41,647	110,320

Cash and cash equivalents, end of period	$10,308	$38,899

Summary of non–cash investing and financing activities:
Fair value at conversion of the outstanding common stock, options and warrants in conjunction with the business combinations with Medscape, Inc. and Total eMed, Inc.	$–	$1,058,492
Assets acquired under capital leases	$240	$–

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

 (1)       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Description of Business

             MedicaLogic/Medscape, Inc., d.b.a. Medscape (together with its subsidiaries "Medscape" or the "Company"), is a leading provider of digital health record systems and information to the healthcare industry.  Medscape develops digital health record applications designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers.  The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals, Medscape.com and CBSHealthWatch.com.  Medscape's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

             The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000.  Since September 2000, the Company has done business under the trade name Medscape.  The Company expanded its products and services in 2000 as a result of its merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com").  These transactions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records and wireless prescribing technology for the Palm O/S™ platform.  On July 31, 2001, the Company entered into a definitive agreement to sell Total eMed, Inc. to a new entity to be funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash.

 (b)       Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended December 31, 2001.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission's rules and regulations.  The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

 (c)       Discontinued Operations

             On July 31, 2001, the Company entered into a definitive agreement to sell Total eMed, Inc. to a new entity to be funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash.  As a result, the operations of Total eMed, Inc., the Company’s transcription services segment, have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.  Revenues for Total eMed, Inc. were approximately $3.5 million and $6.7 million for the three months and six months ended June 30, 2001, respectively.  Revenues for Total eMed, Inc. were approximately $1.3 million for the three months and six months ended June 30, 2000.

               During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company.  Accordingly, the Company recognized a loss on disposal of AnywhereMD of approximately $4.6 million.

(d)        Reclassifications

             Amounts in the condensed consolidated financial statements as of December 31, 2000 and the three and six months ended June 30, 2000 have been reclassified to conform to the current period’s presentation, including discontinued operations.

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

             Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges amounted to approximately $17.5 million for the year ended December 31, 2000.  At June 30, 2001, approximately $110,000 relating to these programs was included in current liabilities.

             As of June 30, 2001, the following amounts were recorded (in thousands):

	Employee severance and related expenses	Impairment of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total

2000 restructuring charges	$11,287	$3,108	$3,111	$17,506
Write-offs/payments	11,177	3,108	3,111	17,396

Restructuring accrual balance at June 30, 2001	$110	$–	$–	$110

             The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(3)        BALANCE SHEET COMPONENTS

Warrants and Long-Term Liabilities

America Online, Inc.

             As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At June 30, 2001, warrants to purchase 436,747 shares of the Company's common stock were exercisable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84. The warrants were issued in connection with an agreement with AOL under which AOL has agreed to promote the Company's co-branded websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. The agreement also required cash payments of $33 million to be paid to AOL, of which, the Company had paid approximately $18 million through March 31, 2001. The remaining $15 million was due through May 2002.  In May 2001, the Company and AOL amended the terms of the agreement with respect to the remaining payments under this agreement.  In accordance with the amendment, the Company paid AOL $1 million in June 2001 and the remaining balance was reduced to $333,000, due in four equal monthly payments beginning May 2002 through August 2002.  The amendment also requires Medscape to provide certain advertising and promotional services to AOL valued at approximately $1.3 million through August 2002.  As a result of the amendment, the Company recorded a net gain of $8.5 million during the three months ended June 30, 2001, reflected as a non-recurring gain.  Also, in connection with the amendment, the amount of impressions to be received from AOL over the remainder of the agreement was reduced. Accordingly, the Company reduced the carrying value of the related intangible assets from approximately $6.3 million to $3.2 million to reflect the current fair value of the asset at June 30, 2001.

General Motors Corporation

             In connection with the Company’s alliance with General Motors Corporation (“GM”), GM received warrants to purchase 5 million shares of Medscape’s common stock valued at approximately $12.5 million.  The warrants were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.31, stock price of $3.56, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Under the terms of the agreement, the warrants are non-forfeitable and fully vested at the date of grant.  In addition, GM Corporation is bound to certain sale lock-up periods, as specified in the agreement.  The value of the warrants issued under this alliance is being amortized as a non-cash sales discount over the life of the agreement, June 2001 through June 2004.  Amortization of this non-cash sales discount during the three months and six months ended June 30, 2001 was approximately $208,000.

Preferred Stock and Warrant Agreement

             On January 4, 2001, the Company closed a $17.8 million capital financing arrangement of which $15.8 million was received prior to December 31, 2000.  The financing involved the issuance of 5,933,332 shares of Series 1 convertible redeemable preferred stock at $3 per share, with associated warrants to purchase 4,537,254 shares of common stock at an exercise price of $0.01 per share.  The preferred stock carries a contingent cumulative annual dividend of $0.27 per share due only if certain conditions are met, is convertible into common stock on a share for share basis at the option of the preferred stock holders or automatically if certain conditions are met, is redeemable at $3.00 per share upon a change in control, is entitled to appoint a director to the Company’s board of directors, and contains approval rights over certain corporate actions.

             The warrants to purchase shares were valued at approximately $7.6 million. The warrants are exerciseable for a period of five years, and were valued using the Black-Scholes option pricing model using the following assumptions:  exercise price of $0.01, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.

             Upon closing, the Company paid approximately $1 million in cash and issued warrants for 300,000 shares of Medscape common stock valued at approximately $300,000.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  exercise price of $2.40, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Total fees of $1.3 million associated with the financing were netted against proceeds received.

(4)        SEGMENT INFORMATION

             Summary financial data by business segment follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Digital Health Record application:
Net revenues	$4,412	$3,225	$9,016	$8,833
Operating loss	(4,128)	(11,953)	(9,226)	(23,235)

Internet portal:
Net revenues	6,364	6,316	12,452	6,316
Operating loss	(3,305)	(5,472)	(7,388)	(5,472)

Consolidated and other:
Net revenues	–	–	–	–
Operating loss	(4,088)	(4,103)	(12,357)	(7,408)

Consolidated segment totals:
Net revenues	10,776	9,541	21,468	15,149
Operating loss	(11,521)	(21,528)	(28,971)	(36,115)

             The following table reconciles consolidated segment operating loss to the Company’s consolidated loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Consolidated segment operating loss	$(11,521)	$(21,528)	$(28,971)	$(36,115)
Corporate and other unallocated shared income	53	1,905	673	3,720
Depreciation and amortization	(60,787)	(32,706)	(126,689)	(34,660)
Restructuring and other charges	–	(13,558)	–	(13,558)
Non-recurring gain	8,500	–	8,500	–

Loss from continuing operations	$(63,755)	$(65,887)	$(146,487)	$(80,613)

(5)        SUBSEQUENT EVENTS

In July 2001, the Company adopted a restructuring plan, which resulted in a reduction of approximately 100 employees or approximately 22% of the workforce, excluding Total eMed, Inc., targeted primarily to general and administrative functions of the Company which will result in the recognition of restructuring charges during the three months ended September 30, 2001.

In July 2001, the Company also announced that it had retained Lazard Freres & Co. LLC as its financial advisor.  Medscape, in conjunction with Lazard Freres, is exploring a variety of strategic and funding options, including the possible sale of parts or all of the Company.

On August 2, 2001, the Company received notice from NASDAQ that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the NASDAQ National Marketplace Rules (the Rules).   The Company has until October 31, 2001 to regain compliance with the Rules or the Company’s common stock will be subject to possible delistment from the exchange.  Regaining compliance requires, in part, that the Company’s bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001.

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of our initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York.  The Company has not yet been served with the complaint.  However, the purported class action is brought on behalf of purchasers of our common stock between December 13, 1999 and December 6, 2000.  The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated.  As a result of the alleged omissions and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  We intend to vigorously defend the lawsuit.

On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape."  The complaint, filed in Mulmomah County Circuit Court as Case No. 0108-08072, alleges that Dr Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering.  The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering.  Ms Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been $12,625,000.  We intend to vigorously defend the lawsuit.

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

Forward-looking statements include statements regarding the rate of growth and acceptance of Medscape’s Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs. Medscape wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors described under ‘‘Risk Factors’’ in the Company's 10-K/A filed with the Securities and Exchange Commission may cause Medscape’s results to differ materially from those stated in the forward-looking statements. The following discussions also should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed on Form 10K/A with the Securities and Exchange Commission on May 29, 2001.

OVERVIEW

Medscape was founded in 1985 as MedicaLogic, Inc., and until 2000 was solely focused on the development, marketing and support of digital health record ("DHR") systems.  In May 2000, the Company expanded its products and services as a result of its merger with Medscape, Inc., and the acquisitions of Total eMed, Inc. and AnywhereMD, Inc.  These transactions added the following assets, respectively: leading Internet healthcare portals, Web-based transcription capability for the creation of digital health records and wireless prescribing technology for the Palm O/S™ platform.  The results of operations for acquired businesses are included in the 2000 results from the acquisition date forward.  Since September 2000, the Company has done business under the name Medscape.  On July 31, 2001, the Company entered into a definitive agreement to sell Total eMed, Inc. to a new entity to be funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash. As a result, the operations of Total eMed Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.

Medscape is a leading provider of digital health record (DHR) systems for the healthcare industry. The DHR replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of June 30, 2001, Medscape DHR systems housed digital records for more than 15 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees. Customers for this product line include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

The Company's Internet portals are Medscape.com for physicians and other healthcare professionals, and CBSHealthWatch.com for consumers. Through Medscape.com, the Company provides medical news, articles, and conference coverage as well as accredited continuing medical education programs. As of June 30, 2001, approximately 625,000 physicians and 1.8 million non–physician healthcare professionals (such as nurses and physician assistants) worldwide had registered at Medscape.com, and during the second quarter of 2001 approximately 50,000 hours of accredited continuing medical education were delivered via the site. Through CBSHealthWatch.com, the Company provides health information tailored to the healthcare consumer's perspective. CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on some Viacom media properties, including CBS. The Internet portal line of business derives revenue from advertising and sponsorship. Customers for this line of business include leading pharmaceutical companies such as GlaxoSmithKline, Merck and Pfizer.

The Company is working to integrate its existing offerings to customers by combining a number of the Company's products and services, and is also supporting the creation of reports and data produced from its DHR products and Internet portals. To protect the privacy of individual, identifiable health information, these reports provide only aggregated, statistical information about substantial populations. These integrated offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials and other matters. The Company has announced two transactions that represent the first step in presenting an integrated offering.  In its agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on its Internet portals with the sale of aggregated statistical data on disease management from its DHR systems. In its agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of its DHR products and our new Medscape Mobile handheld software. These products provide both a prescription writer and access to information from the Company's Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families.  GM and Medscape will share in any savings from prescription drug claims realized directly from usage of Medscape Mobile.  Revenues have not been significant to date.

RECENT DEVELOPMENTS

In July 2001, the Company adopted a restructuring plan, which resulted in a reduction of approximately 100 employees or approximately 22% of the workforce, excluding Total eMed, Inc., targeted primarily to general and administrative functions of the Company which will result in the recognition of restructuring charges during the three months ended September 30, 2001.

In July 2001, the Company entered into a definitive agreement to sell its transcription services segment, Total eMed, Inc.  The agreement was preceded by the signing of a letter of intent to sell the business unit for approximately $6.0 million in cash to a new entity to be funded by Parthenon Capital, a Boston-based private equity firm.  In the accompanying financial statements, the operations of the transcription services segment have been classified as discontinued operations.  Metric data herein excludes Total eMed, Inc. For the quarter ended June 30, 2001, Medscape recorded losses from discontinued operations of approximately $275.6 million comprised of the results of operations of Total eMed, Inc., the loss on disposal of the net assets, the direct costs of the disposition, and the estimated future net operating losses of the transcription business through the estimated closing date.  The loss on disposal of net assets consists primarily of goodwill, which arose from the purchase of Total eMed, Inc. in May 2000 for approximately eight million shares of Medscape’s common stock that was valued at the time of the announcement of the acquisition at approximately $42.67 per share.

In July 2001, the Company also announced that it had retained Lazard Freres & Co. LLC as its financial advisor. Medscape, in conjunction with Lazard Freres, is exploring a variety of strategic and funding options, including the possible sale of parts or all of the Company.

On August 2, 2001, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the NASDAQ National Marketplace Rules (the Rules).  The Company has until October 31, 2001 to regain compliance with the Rules or the Company's common stock will be subject to possible delistment from the exchange.  Regaining compliance requires, in part, that the Company's bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001.

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of our initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York.  The Company has not yet been served with the complaint.  However, the purported class action is brought on behalf of purchasers of our common stock between December 13, 1999 and December 6, 2000.  The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the inital public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated.  As a result of the alleged omissions and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  We intend to vigorously defend the lawsuit.

On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape."  The complaint, filed in Mulmomah County Circuit Court as Case No. 0108-08072, alleges that Dr Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering.  The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering.  Ms Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been $12,625,000.  We intend to vigorously defend the lawsuit.

RESULTS OF OPERATIONS

KEY METRICS

The following table highlights key metrics the Company uses to measure adoption of its products and services (in thousands).  Metric data presented herein excludes contributions from Total eMed, Inc. and referenced prior period data has been restated on a pro forma basis for comparability with the current presentation.

	June 30,

	2001	2000

Registered Digital Health Record (DHR) application users:
Logician by Medscape	13	9
Medscape Mobile	103	–
Other Internet-based and hand-held products	14	8

Total registered DHR application users	130	17

Total digital health records	15,022	10,324

Registered Internet portal users (worldwide):
Physicians	625	440	(1)
Allied health professionals	1,775	1,200	(1)
Consumers	1,225	850	(1)

Total registered Internet portal users	3,625	2,490	(1)

(1)	Registered Internet portal users as of June 30, 2000 presented above are those of Medscape, Inc, which merged with MedicaLogic, Inc. in May 2000.

At June 30, 2001, the number of digital health records in the Company’s systems was approximately 15 million. By June 30, 2001, approximately 103,000 physicians and other healthcare professionals had downloaded Medscape Mobile applications.  Clinician users of the Company’s other Internet-based and handheld devices totaled approximately 14,000 at June 30, 2001.

Registered users worldwide of Medscape’s Internet portals totaled approximately 3.6 million as of June 30, 2001, including approximately 625,000 registered physicians, 1.8 million registered allied healthcare professionals and 1.2 million registered consumer users.  The Company issued approximately 50,000 and 22,000 online continuing medical education (“CME”) credits during the three months ended June 30, 2001 and 2000, respectively.

Revenues

The following table presents net revenues of the Company for the three and six month periods ended June 30, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

Revenues:
Application license	$1,129	10.3%	$1,134	11.9%	$2,481	11.4%	$4,573	30.2%
Subscription and support services	3,491	31.8	2,091	21.9	6,743	31.1	4,260	28.1
Sponsorship and advertising	6,364	57.9	6,316	66.2	12,452	57.5	6,316	41.7

Total revenues	10,984	100.0	9,541	100.0	21,676	100.0	15,149	100.0

Non-cash sales discount	(208)	(1.9)	–	–	(208)	(1.0)	–	–

Net revenues	$10,776	98.1%	$9,541	100.0%	$21,468	99.0%	$15,149	100.0%

Three Months Ended June 30, 2001 and 2000

Application License Revenues

Application license revenues consist of revenues from perpetual software license sales of Logician by Medscape, the Company’s server-based application.

For the three months ended June 30, 2001, total application license revenue was flat at $1.1 million as compared to the three months ended June 30, 2000. The Company believes this lack of growth resulted primarily from expansion into ASP and subscription-based models for certain product offerings, the temporary deferral of customer orders resulting from both the delay and subsequent adoption of the Health Insurance Portability and Accountability Act (HIPAA) during the first half of 2001 and, in part, to the financial uncertainty regarding ongoing funding of the Company over prospective customers’ long-term planning cycles.

Subscription and Support Services Revenues

Subscription revenues are comprised primarily of recurring fees charged to users of Medscape’s Internet-based, wireless and hand-held applications, including applications in the Medscape Mobile Suite and Logician ASP products.  Support services revenues consist primarily of installation services and support fees for DHR applications.

For the three months ended June 30, 2001, total subscription and support services revenues increased from $2.1 million to $3.5 million, or approximately 66.6% as compared to the three months ended June 30, 2000. The increase is due primarily to the Company’s expansion into ASP and subscription-based models for certain product offerings and to an increasing license base utilizing the Company’s service and support offerings.

Sponsorship and Advertising Revenues

Sponsorship and advertising revenues consist primarily of revenue from pharmaceutical companies that sponsor certain content development and purchase advertising services on Medscape’s professional and consumer Internet portals including:

•	banner advertising, which is based on a specified number of impressions delivered

•	sponsorship activities related to the development of original client-sponsored content, including modules on specific disease topics

•	editorial coverage of medical conferences

•	continuing medical education activities

For the three months ended June 30, 2001, sponsorship and advertising revenues increased from $6.3 million to $6.4 million, or approximately 1.6% as compared to the three months ended June 30, 2000. The increase is due primarily to the inclusion of a full quarter of revenue related to the merger with Medscape, Inc. completed in May 2000.  The increase was partially offset by a decrease in advertising revenues due primarily to a general slowing in advertising spending during the first half of 2001.

Six Months Ended June 30, 2001 and 2000

Application License Revenues

For the six months ended June 30, 2001, total application license revenues decreased from $4.6 million to $2.5 million, or approximately 45.7% as compared to the six months ended June 30, 2000.  The decrease is due primarily to expansion into ASP and subscription-based models for certain product offerings, the temporary deferral of customer orders resulting from both the delay and subsequent adoption of the Health Insurance Portability and Accountability Act (HIPAA) during the first half of 2001 and, in part, to the financial uncertainty regarding ongoing funding of the Company over prospective customers’ long-term planning cycles.

Subscription and Support Services Revenues

For the six months ended June 30, 2001, total subscription and support services revenues increased from $4.3 million to $6.7 million, or approximately 55.8% as compared to the six months ended June 30, 2000. The increase is due primarily to from the Company’s expansion into subscription-based models for certain product offerings and an increasing license base utilizing the Company’s service and support offerings.

Sponsorship and Advertising Revenues

For the six months ended June 30, 2001, sponsorship and advertising revenues increased from $6.3 million to $12.5 million, or approximately 98.4% as compared to the six months ended June 30, 2000. The increase is due primarily to the inclusion of a full six months of revenue related to the merger with Medscape, Inc. completed in May 2000.  The increase was partially offset by a decrease in advertising revenues due primarily to a general slowing in advertising spending during the first half of 2001.

Operating Expenses

The following table and related discussion highlights the operating expenses of the Company for the three and six months ended June 30, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

Total revenues	$10,984	100.0%	$9,541	100.0%	$21,676	100.0%	$15,149	100.0%
Non-cash sales discounts	(208)	(1.9)	–	–	(208)	(1.0)	–	–

Net revenues	10,776	98.1	9,541	100.0	21,468	(99.0)	15,149	100.0

Operating expenses:
Cost of revenues:
Application license	64	0.6	93	1.0	312	1.4	554	3.7
Subscription and support services	2,896	26.4	4,305	45.1	6,574	30.3	8,316	54.9
Sponsorship and advertising	2,330	21.2	2,733	28.6	5,131	23.7	2,733	18.0
Marketing and sales	10,780	98.1	15,518	162.6	23,191	107.0	24,177	159.6
Research and development	3,931	35.8	4,318	45.3	9,244	42.6	8,077	53.3
General and administrative	2,296	20.9	4,102	43.0	5,987	27.6	7,407	48.9
Depreciation and amortization	60,787	553.4	32,706	342.8	126,689	584.5	34,660	228.8
Restructuring charges	–	–	13,558	142.1	–	–	13,558	89.5
Non-recurring gain	(8,500)	(77.4)	–	–	(8,500)	(39.2)	–	–

Total operating expenses	$74,584	679.0%	$77,333	810.5%	$168,628	777.9%	$99,482	656.7%

Three Months Ended June 30, 2001 and 2000

Cost of Revenues

Cost of revenues includes expenses associated with building, maintaining, and upgrading the Company’s DHR applications and data centers, certain licensing, editorial and content development costs.

Application License.  For the three months ended June 30, 2001, cost of application licenses decreased from $0.9 million to $0.6 million, or approximately 31.2% as compared to the three months ended June 30, 2000.  The decrease is due primarily to expected decreases in software license revenue as the Company moved to ASP and subscription-based models for more of its product offerings. As a percentage of application license revenues, cost of application licenses decreased from 8.2% to approximately 5.7% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Subscription and Support Services.  For the three months ended June 30, 2001, cost of subscription and support services decreased from $4.3 million to $2.9 million, or approximately 32.6% as compared to the three months ended June 30, 2000. The decrease is due primarily to targeted restructuring efforts undertaken during the second half of 2000.  As a percentage of subscription and support service revenues, cost of subscription and support services decreased from 205.9% to approximately 83.0% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Sponsorship and Advertising.  For the three months ended June 30, 2001, cost of sponsorship and advertising services decreased from $2.7 million to $2.3 million, or approximately 14.8% as compared to the three months ended June 30, 2000.  The decrease is due primarily to targeted restructuring efforts undertaken during the second half of 2000.  As a percentage of sponsorship and advertising revenues, cost of sponsorship and advertising services decreased from 43.3% to approximately 36.6% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Marketing and Sales

Marketing and sales expense consists primarily of costs to acquire and retain registered users of the Company’s products and the operating expenses associated with ongoing marketing and sales efforts.

For the three months ended June 30, 2001, marketing and sales expense decreased from $15.5 million to $10.8 million, or approximately 30.3% as compared to the three months ended June 30, 2000.  As a percentage of total revenues, marketing and sales expense decreased from 162.6% to approximately 98.1%. The decrease is due primarily to the impact of the targeted restructuring actions undertaken during the second half of 2000, reduced outside consulting, and planned reductions in spending.

Research and Development

Research and development expense consists primarily of costs incurred for new software application development and upgrades, and for enhancements to and maintenance of the Company’s Internet portals.

For the three months ended June 30, 2001, research and development expense decreased from $4.3 million to $3.9 million, or approximately 9.3% as compared to the three months ended June 30, 2000.  As a percentage of total revenues, research and development expense decreased from 45.3% to approximately 35.8%.  The decrease is due primarily to the impact of the targeted restructuring actions undertaken during the second half of 2000, reduced outside consulting, and planned reductions in spending.

General and Administrative

General and administrative expense consists primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s strategic initiatives.

For the three months ended June 30, 2001, general and administrative expense decreased from $4.1 million to $2.3 million, or approximately 43.9% as compared to the three months ended June 30, 2000.  As a percentage of total revenues, general and administrative expense decreased from 43.0% to approximately 20.9%.  The decrease is due primarily to the impact of the restructuring actions undertaken during the second half of 2000, reduced occupancy costs and planned reductions in spending.

Depreciation and Amortization

For the three months ended June 30, 2001, depreciation and amortization expense increased from $32.7 million to $60.8 million, or approximately 85.9% as compared to the three months ended June 30, 2000.  The increase is due primarily to the inclusion of a full quarter of goodwill amortization expense related to the merger with Medscape, Inc. completed in May 2000 and as a percentage of total revenues depreciation and amortization expense increased from 342.8% to approximately 553.4%.

Restructuring Charges

Restructuring charges for the three months ended June 30, 2000 were $13.6 million and were approximately 142.1% of total revenues.  The restructuring charges were due primarily to the consolidation of duplicate business functions and activities across essentially all of the Company’s operating segments resulting from the merger with Medscape, Inc. completed in May 2000.

Non-Recurring Gain

A non-recurring gain of $8.5 million was recognized for the three months ended June 30, 2001 and was approximately 77.4% of total revenues.  The gain resulted from the re-negotiation and subsequent reduction of certain of the Company’s contractual liabilities.

Other Income, Net

For the three months ended June 30, 2001, other income, which consists primarily of interest income from investments, decreased from $1.9 million to $0.5 million, or approximately 97.2% as compared to the three months ended June 30, 2000.  The decrease is due primarily to lower balances of interest bearing cash equivalents and short-term investments.

Six Months Ended June 30, 2001 and 2000

Cost of Revenues

Application License.  For the six months ended June 30, 2001, cost of application licenses decreased from $0.6 million to $0.3 million, or approximately 43.7% as compared to the six months ended June 30, 2000.  The decrease is due primarily to expected decreases in software license revenue as the Company moved to ASP and subscription-based models for more of its product offerings. As a percentage of application license revenues, cost of application licenses remained essentially flat at approximately  12%.

Subscription and Support Services. For the six months ended June 30, 2001, cost of subscription and support services decreased from $8.3 million to $6.6 million, or approximately 20.5% as compared to the six months ended June 30, 2000. The decrease is due primarily to targeted restructuring efforts undertaken during the second half of 2000.  As a percentage of subscription and support service revenues, cost of subscription and support services decreased from 195.2% to approximately 97.5% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Sponsorship and Advertising. For the six months ended June 30, 2001, cost of sponsorship and advertising services increased from $2.7 million to $5.1 million, or approximately 88.8% as compared to the six months ended June 30, 2000.   The increase is due primarily to the inclusion of additional revenues relating to the merger with Medscape, Inc. in May 2000.  As a percentage of sponsorship and advertising revenues, cost of sponsorship and advertising services decreased from 43.3% to approximately 41.2% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Marketing and Sales

For the six months ended June 30, 2001, marketing and sales expense decreased from $24.2 million to $23.2 million, or approximately 4.1% as compared to the six months ended June 30, 2000.  As a percentage of total revenues, marketing and sales expense decreased from 159.6% to approximately 107.0%.  The decrease is due primarily to the impact of the targeted restructuring actions undertaken during the second half of 2000, reduced outside consulting, and planned reductions in spending.

Research and Development

For the six months ended June 30, 2001, research and development expense increased from $8.1 million to $9.2 million, or approximately 13.6% as compared to the six months ended June 30, 2000.  The increase is due primarily to the inclusion of a full six months of research and development costs related to the merger with Medscape, Inc. completed in May 2000, an increase in the number of technical employees required to support additional growth of the Company’s products and services and new product offerings in the area of wireless-based handheld devices.  As a percentage of total revenues, research and development expense decreased from 53.3% to approximately 42.6%, due primarily to the inclusion of additional revenues relating to the merger with Medscape, Inc. in May 2000.

General and Administrative

For the six months ended June 30, 2001, general and administrative expense decreased from $7.4 million to $6.0 million, or approximately 18.9% as compared to the six months ended June 30, 2000. As a percentage of total revenues, general and administrative expense decreased from 48.9% to approximately 27.6%.  The decrease is due primarily to the impact of the restructuring actions undertaken during the second half of 2000, reduced occupancy costs and planned reductions in spending.

Depreciation and Amortization

For the six months ended June 30, 2001 depreciation and amortization expense increased from $34.7 million to $126.7 million, or approximately 265.1% as compared to the six months ended June 30, 2000.  The increase is due primarily to the inclusion of a full six months of goodwill amortization expense related to the merger with Medscape, Inc. completed in May 2000 and as a percentage of total revenues, depreciation and amortization expense increased from 228.8% to approximately 584.5%.

Restructuring Charges

Restructuring charges for the six months ended June 30, 2000 were $13.6 million and were approximately 89.5% of total revenues. The restructuring charges were due primarily to the consolidation of duplicate business functions and activities across essentially all of the Company’s operating segments resulting from the merger with Medscape, Inc. in May 2000.

Non-Recurring Gain

A non-recurring gain of $8.5 million was recognized for the six months ended June 30, 2001 and was approximately 39.2% of total revenues.  The gain resulted from the re-negotiation and subsequent reduction of certain of the Company’s contractual liabilities.

Other Income, Net

For the six months ended June 30, 2001, other income decreased from $3.7 million to $0.7 million, or approximately 81.8% as compared to the six months ended June 30, 2000.  The decrease was due primarily to lower balances of interest bearing cash equivalents and short-term investment balances, in addition to the recognition of a loss on the sale of certain fixed assets as a result of the closing of the Company’s San Francisco office.

Segment Results of Operations

The Company currently has two reportable operating segments.  For further information regarding segments, please refer to Note 4 – Segment Information contained in the Notes to the Condensed Consolidated Financial Statements.

A summary of the segment financial information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Segment revenues:
Digital Health Record application	$4,412	$3,225	$9,016	$8,833
Internet portal	6,364	6,316	12,452	6,316

Total net revenues	10,776	9,541	21,468	15,149

Segment loss from operations:
Digital Health Record application	(4,128)	(11,953)	(9,226)	(23,235)
Internet portal	(3,305)	(5,472)	(7,388)	(5,472)
Consolidated and other charges	(4,088)	(4,103)	(12,357)	(7,408)
Depreciation, amortization, restructuring and non-recurring gain	(52,287)	(46,264)	(118,189)	(48,218)

Total loss from operations	$(63,808)	$(67,792)	$(147,160)	$(84,333)

Segment Revenues

Digital health record application segment revenues include both application license revenues and subscription and support service revenues. Internet portal segment revenues consist of sponsorship and advertising revenues.  See management’s discussion and analysis of revenues presented under Results of Operations.

Segment Loss from Operations

Digital Health Record Application.  For the three months ended June 30, 2001, loss from operations for the digital health record application segment decreased from approximately $12.0 million to $4.1 million, or approximately 65.8% as compared to the three months ended June 30, 2000.  The decrease is due primarily to a 36.7% increase in segment revenues in addition to improved margins due to operating efficiencies obtained from better utilization of the Company’s existing resources.  For the six months ended June 30, 2001, loss from operations for the digital health record application segment decreased from approximately $23.2 million to $9.2 million, or approximately 60.3% as compared to the six months ended June 30, 2000.  The decrease is due primarily to a 2.0% increase in segment revenues in addition to improved margins due to operating efficiencies obtained from better utilization of the Company’s existing resources.

Internet Portal.  For the three months ended June 30, 2001, loss from operations for the Internet portal segment decreased from approximately $5.5 million to $3.3 million, or approximately 40.0% as compared to the three months ended June 30, 2000.  The decrease is due primarily to targeted restructuring efforts undertaken during the second half of 2000, in addition to efficiencies obtained from better utilization of the Company’s existing resources.  For the six months ended June 30, 2001, loss from operations for the Internet portal segment increased from approximately $5.5 million to $7.4 million, or approximately 34.5% as compared to the six months ended June 30, 2000. The increase is due primarily to the inclusion of a full six months of operating losses from Medscape, Inc which merged with MedicaLogic, Inc. in May 2000.

Liquidity and Capital Resources

The following table calculates the net operating loss before depreciation, amortization, restructuring and non-recurring gains (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Operating loss	$(63,808)	$(67,792)	$(147,160)	$(84,333)
Depreciation and amortization	60,787	32,706	126,689	34,660
Restructuring and other charges	–	13,558	–	13,558
Non-recurring gain	(8,500)	–	(8,500)	–

Operating loss before depreciation, amortization, restructuring and non-recurring gains	$(11,521)	$(21,528)	$(28,971)	$(36,115)

As of June 30, 2001, the Company’s cash and cash equivalents balance totaled approximately $10.3 million and short-term investments totaled $8.0 million, a decrease in total of $33.2 million from the December 31, 2000 balances of $41.6 million and a $9.9 million, respectively.

The Company’s operating activities resulted in net cash outflows of approximately $29.3 million and $23.3 million for the six months ended June 30, 2001 and 2000, respectively.  Cash outflows for the six months ended June 30, 2001 resulted from the Company’s operating loss of  $146.5 million which included a non-cash gain of $8.5 million offset by depreciation and amortization of $126.7 million and other non-cash charges of $4.2 million.  Also contributing to cash outflows for the six months ended June 30, 2001 were decreases in accrued liabilities of $11.0 million, resulting primarily from processing efficiencies from the consolidation of accounting functions in the Company’s corporate headquarters and lower operating expenses.  Cash outflows were partially offset by decreases in accounts receivable of $3.4 million and prepaid assets of $1.2 million primarily from the amortization of prepaid maintenance contracts, prepaid insurance and prepaid royalties.  Cash outflows for the six months ended June 30, 2000 resulted primarily from the Company’s operating loss of $80.6 million, offset by depreciation and amortization of $34.7 million, non cash restructuring charges of $8.9 million and increases in accounts payable and accrued liabilities of $9.1 million.

Investing activities resulted in net cash outflows of $2.1 million and $47.9 million for the six months ended June 30, 2001 and 2000 respectively.  Cash outflows for the six months ended June 30, 2001 resulted primarily from purchases of property and equipment of approximately $2.0 million comprised primarily of computer hardware, software, and certain capitalized web site development costs and payments of $2.0 million related to the settlement of certain liabilities from the acquisition of Total eMed, Inc.  Cash outflows were partially offset by net proceeds of $1.9 million from short-term investments.  Cash outflows for the six months ended June 30, 2000 resulted primarily from net purchases of short-term investments of $19.6 million and payments related to business combinations of $14.7 million.

Financing activities resulted in net cash inflows of approximately $0.1 million for the six months ended June 30, 2001 and net cash outflows of approximately $0.2 million for the six months ended June 30, 2000. Cash inflows for the six months ended June 30, 2001 resulted from the collection of the remaining $1.0 million in net proceeds from the issuance of preferred stock that closed on January 4, 2001, and the issuance of $1.3 million of common stock from the exercise of options and common stock warrants and sales under the employee stock purchase plan offset by payments of $2.2 million for obligations under capital lease agreements and notes payable. Cash inflows for the six months ended June 30, 2000 resulted primarily from the issuance of common stock in the amount of approximately $0.6 million, offset by payments of approximately $0.8 million for obligations under capital lease agreements.

Medscape currently anticipates that it will continue to see reductions in future operating expenses resulting from improved operations and the full implementation of cost reducing initiatives, including the estimated cost savings derived from the 22% workforce reduction announced in July and the renegotiation of certain key partnership agreements.  Management believes that the Company’s current cash balances, combined with the estimated net proceeds from the sale of Total eMed, Inc., will be sufficient to meet its anticipated cash needs for working capital and capital expenditures throughout 2001 without the need for additional funding, based on the Company’s current expectations for relatively flat revenue growth through the remainder of the year.  During the three months ended June 30, 2001, the Company retained Lazard Freres & Co. LLC (Lazard Freres) as its financial advisor.  Medscape, in conjunction with Lazard Freres, is exploring a variety of strategic and funding options, including the possible sale of parts or all of the Company, to further satisfy Medscape’s long-term liquidity needs.  Under current market conditions, proceeds from a sale of all or certain assets of the Company may be below the respective carrying value of such assets.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  In the event that the Company must seek additional funding, there is no certainty that Medscape may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing.

On August 2, 2001, the Company received notice from NASDAQ that the Company’s common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the NASDAQ National Marketplace Rules (the Rules).   The Company has until October 31, 2001 to regain compliance with the Rules or the Company’s common stock will be subject to possible delistment from the exchange.  Regaining compliance requires, in part, that the Company’s bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets.   FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet in order to be recognized and reported separately from goodwill, noting specifically that assembled workforce may not be accounted for separately.  FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives will be amortized over their estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 effective January 1, 2002.  Upon adoption of  FAS 142, the Company is required to evaluate its existing intangible assets and goodwill from previous business combinations and make any necessary reclassifications in order to conform to FAS 141.  The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary changes by the end of the first interim period after adoption.  Under FAS 142, the Company will be required to perform a transitional goodwill impairment evaluation.  The Company will have at least six months from the date of adoption to complete the analysis. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles.  Because of the extensive effort needed to comply with these standards, it is not practicable to reasonably estimate the impact of adopting these standards at this time, including whether or not the Company will be required to recognize any transitional impairment losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on its investment portfolio and on the increase or decrease in the amount of any interest expense it must pay with respect to its outstanding debt instruments.  The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. The Company does not plan to use derivative financial instruments in its investment portfolio. The Company intends to maintain the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At June 30, 2001, the Company had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of approximately $8.0 million with an average interest rate of 4.3%.  The Company had outstanding notes payable of $1.6 million at June 30, 2001 with an average interest rate of 11.6%.  If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of our initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York.  The Company has not yet been served with the complaint.  However, the purported class action is brought on behalf of purchasers of our common stock between December 13, 1999 and December 6, 2000.  The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated.  As a result of the alleged omissions and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  We intend to vigorously defend the lawsuit.

On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape."  The complaint, filed in Mulmomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering.  The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering.  Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been $12,625,000.  We intend to vigorously defend the lawsuit.

We cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by our insurance policies.  An adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

Item 5. Other Information

On July 31, 2001 the Company and Medscape Enterprises, Inc. (the "Seller") entered into a Stock Purchase Agreement with TEM Holdings, LLC, a new entity funded by Parthenon Capital, providing for the sale of the Company's subsidiary, Total eMed, Inc. Pursuant to the terms of the Stock Purchase Agreement, the Company will receive $6 million for all of the issued and outstanding shares of capital stock of Total eMed, Inc.  Consumation of the transaction is subject to certain conditions being satisfied or waived.  The transaction is expected to close by August 31, 2001.

On August 2, 2001, the Company received notice of a Nasdaq Staff Determination that the Company failed to comply with the $1.00 minimum bid price requirement over the last 30 consecutive trading days for continued listing on The Nasdaq National Market, and that the Company's common stock is, therefore, subject to delisting from the Nasdaq National Market if we are unable to demonstrate compliance with the Nasdaq stock market's $1.00 minimum bid requirement for the 10 consecutive trading days before October 31, 2001.  If the staff determines to delist the Company's common stock, the Company plans to request a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  According to Nasdaq procedures, the hearing date will be set, to the extent practicable, within 45 days of the request, and the Company's stock will continue to trade on the Nasdaq National Market pending the panel's decision.

Item 6. Exhibits and Reports On Form 8-K

(a) Exhibits

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.33.1	Second Amendment, dated May1, 2001, to the Interactive Services Agreement, dated September 3, 1999, by and between America Online, Inc ("AOL") and Medscape, Inc. *

10.34.1	First Amendment, dated July 25, 2001, to the License and Product Development Agreement, dated July 7, 1999 by and between National Data Corporation, Inc., and Medscape, Inc.

10.36	Executive Employment Agreement, dated June 18, 2001, between Medscape, Inc. and David Moffenbeier.

10.37	Executive Employment Agreement, dated June 18, 2001, between Medscape, Inc. and Donald Bloodworth.

10.38	Executive Employment Agreement, dated June 18, 2001, between Medscape, Inc. and Mark Leavitt.

10.39	Executive Employment Agreement, dated June 18, 2001, between Medscape, Inc. and Kevin Hutchinson.

10.40	Stock Purchase Agreement by and between Medicalogic/Medscape, Inc., Medscape Enterprises, Inc. and TEM Holdings, LLC.

(*)	Confidential treatment: Portions of this document are omitted pursuant to a request for confidential treatment and have been filed seperately with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

The Company filed a report under Item 5 of Form 8-K, dated July 13, 2001, announcing its preliminary financial results for the quarter ended June 30, 2001, that it was reducing its work force by 22 percent, that the Company had retained Lazard Freres & Co. LLC as its financial advisor to explore strategic alternatives, including a possible a possible sale of the Company, and that the Company planned to sell Total eMed, Inc., its transcription services segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on August 14, 2001.

MEDICALOGIC/MEDSCAPE, INC.
By:	/s/ Donald A. Bloodworth

Donald A. Bloodworth Chief Financial Officer