Form 10-Q
period 2001-09-30
MEDICALOGIC/MEDSCAPE INC
filed 2001-11-14
CIK 923899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
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

                Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

                As of November 13, 2001 there were 52,140,313 shares of the Registrant's Common Stock outstanding.

MEDICALOGIC/MEDSCAPE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2001
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30, 2001	December 31, 2000 (1)

ASSETS

Current assets:
Cash and cash equivalents	$11,136	$41,644
Short–term investments	2,500	9,857
Accounts receivable, net	5,893	13,428
Net assets of discontinued operations	–	293,855
Prepaid expenses and other current assets	13,344	14,272
Total current assets	32,873	373,056
Property and equipment, net	18,449	26,269
Goodwill and intangibles, net	11,666	509,274
Prepaid advertising and other assets, net	61,537	54,893
Total assets	$124,525	$963,492

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,850	$2,457
Accrued and other liabilities	10,510	21,917
Deferred revenue	10,483	10,098
Long term liabilities, current portion	2,313	12,056
Total current liabilities	26,156	46,528

Long term liabilities, net of current portion	1,702	4,623
Long term deferred revenue, net of current portion	814	814
Total liabilities	28,672	51,965

Convertible redeemable preferred stock subscribed	–	15,800

Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,933,332 and no shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	8,819	–

Shareholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 56,768,980 and 55,657,348 shares at September 30, 2001 and December 31, 2000, respectively	1,254,720	1,255,375
Common stock notes receivable, net	(5,708)	(6,728)
Warrants	52,722	32,818
Deferred stock compensation	(328)	(741)
Accumulated deficit	(1,214,372)	(384,997)

Total shareholders’ equity	87,034	895,727

Total liabilities and shareholders’ equity	$124,525	$963,492

See Accompanying Notes to Condensed Consolidated Financial Statements.

(1) Derived from audited financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Application license	$284	$2,530	$2,765	$7,103
Subscription and support services	3,143	3,429	9,420	7,441
Sponsorship and advertising	4,421	6,145	16,872	12,458

Total revenues	7,848	12,104	29,057	27,002
Non-cash sales discount	(1,040)	–	(1,248)	–

Net revenues	6,808	12,104	27,809	27,002

Operating expenses:
Cost of revenues:
Application license	89	1,150	401	1,957
Subscription and support services	2,991	5,267	9,138	13,176
Sponsorship and advertising	1,648	2,921	6,779	5,654
Marketing and sales	5,484	14,223	28,675	38,400
Research and development	3,680	6,509	12,918	14,585
General and administrative	1,918	4,384	7,891	11,792
Depreciation and amortization	54,982	64,429	180,376	98,444
Restructuring charges	2,236	–	2,236	13,558
Non-recurring gain	–	–	(8,500)	–
Impairment charges	323,858	–	323,858	–

Total operating expenses	396,886	98,883	563,772	197,566

Operating loss	(390,078)	(86,779)	(535,963)	(170,564)

Other income, net	63	1,130	741	4,848

Loss from continuing operations	(390,015)	(85,649)	(535,222)	(165,716)

Discontinued operations:
Loss from operations of discontinued operations	–	(25,408)	(47,889)	(38,937)
Loss on disposal of discontinued operations, including provision of $7,750 for operating losses during phase-out period	6,151	–	(246,264)	–

Net loss	$(383,864)	$(111,057)	$(829,375)	$(204,653)
Basic and diluted net loss per share:
Loss from continuing operations	$(6.92)	$(1.56)	$(9.54)	$(3.85)
Loss from discontinued operations	0.11	(0.46)	(5.25)	(0.90)
Net loss per share	$(6.81)	$(2.02)	$(14.79)	$(4.75)

Weighted average shares:
basic and diluted	56,362	55,066	56,079	43,100

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(829,375)	$(204,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,376	98,444
Other non-cash charges	5,847	5,892
Non-cash restructuring charges	720	8,830
Non-recurring gain	(8,500)	–
Non-cash impairment charges	323,858	–
Loss from operations of discontinued operations	47,889	38,937
Loss on disposal of discontinued operations	246,264	–
Changes in assets and liabilities:
Accounts receivable	7,535	(1,194)
Prepaid expenses and other assets	2,704	1,510
Accounts payable	393	1,883
Accrued liabilities	(11,407)	(383)
Deferred revenue	385	636

Net cash used in operating activities	(33,311)	(50,098)

Cash flows from investing activities:
Proceeds from short-term investments, net	7,357	12,350
Payments related to business combinations, net	(2,456)	(23,843)
Purchases of property and equipment	(2,082)	(16,549)

Net cash provided by (used in) investing activities	2,819	(28,042)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	1,000	–
Proceeds from issuance of common stock, net	1,396	1,912
Payments of long-term liabilities, net	(2,412)	(1,674)

Net cash provided by (used in) financing activities	(16)	238

Net decrease in cash and cash equivalents	(30,508)	(77,902)
Cash and cash equivalents, beginning of period	41,644	110,320

Cash and cash equivalents, end of period	$11,136	$32,418

Summary of non–cash investing and financing activities:
Fair value at conversion of the outstanding common stock, options and warrants in conjunction with the business combinations with Medscape, Inc. and Total eMed, Inc.	$–	$1,058,492
Assets acquired under capital leases	$240	$–

See Accompanying Notes to Condensed Consolidated Financial Statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

 (1)       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)        Description of Business

                 MedicaLogic/Medscape, Inc., d.b.a. Medscape together with its subsidiaries (the "Company") is a leading provider of digital health record systems and information to the healthcare industry.  The Company develops digital health record applications designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers.  The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals Medscape.com and Medscapehealth.com.  The Company's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

                 The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000.  Since September 2000, the Company has done business under the trade name Medscape.  The Company expanded its products and services in 2000 as a result of its merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com").  These transactions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records and wireless prescribing technology for the Palm O/S™ platform. On August 17, 2001, the Company completed the sale of its transcription services segment to a new entity funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash.  During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company.

 (b)       Basis of Presentation

                 The accompanying unaudited condensed consolidated financial statements have been prepared by the Company's management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended December 31, 2001.

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

 (c)       Discontinued Operations

                 On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC (“Parthenon”), a Boston based private equity firm, for approximately $6.0 million in cash.  The transaction was structured as a sale by Medscape Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001, as amended as of August 16, 2001. As a result, the operations of Total eMed, Inc., the Company’s transcription services segment, have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.  Revenues through the measurement date for Total eMed, Inc. were approximately $6.7 million for the nine months ended September 30, 2001.  Revenues for Total eMed, Inc. were approximately $4.5 million and $5.9 million for the three months and nine months ended September 30, 2000, respectively.

                   During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company.  Accordingly, the operations of AnywhereMD, Inc. have been classified as discontinued operations in the accompanying Condensed Consolidated Financial Statements and related Notes.  Revenues for AnywhereMD were approximately $ 0.5 million for the nine months ended September 30, 2001.  For the three and nine months ended September 30, 2000, revenues were $0.3 million and $0.5 million, respectively.

(d)          Revenue Recognition

                Application license and subscriptions and support services, or Digital Health Record (DHR), revenues consist primarily of revenue from Web-based and client server applications related support services, eCommerce and data. The Company generally recognizes DHR revenue from application license fees when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable. The Company's term-based Logician licenses, including the subscription-based version of Logician and Medscape Encounter (formerly Logician Internet), are recognized on a subscription basis. The arrangements do not grant the customer a license right to the software and do not provide an option to take delivery of the software. Rather, the customer pays a periodic subscription fee over a specified period of time. All subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly. Support services consist of fees for maintenance and customer support services and consulting, training and integration fees that are recognized at the time the related services are performed. Fees for maintenance and customer support services, conveying the right to obtain upgrades, when and if available, are generally paid in advance and revenue is recognized ratably over the term of the agreement.

Also included in DHR revenue are revenues earned from certain web-based applications, primarily the Company's ASP model. These hosting arrangements are accounted for under EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Our ASP hosting application resides on a third party's hardware and the customer accesses and uses the software on an as-needed basis over a dedicated line. The arrangement does not grant the customer a license right to the software and does not provide an option to take delivery of the software. As such, revenues are treated as service contracts and the portion of the fee allocated to the hosting element is recognized as the service is provided.

Sponsorship and advertising, or Internet portal revenues, are derived from sources including advertising, sponsorship of online journals, medical conferences, market research and eCommerce.  Revenues from advertising are recognized in the period in which the advertisement is displayed.  Revenues from sponsored programs that offer continuing medical education credits, such as medical conferences, are recognized over the period that the minimum credit hours are delivered or the specified posting period is satisfied, providing that no significant Company obligations remain and collection of the resulting receivable is probable.  Revenues from sponsored programs that do not include continuing medical education credits or specified minimum posting periods are recognized when the content is published on the Company's Web site.  Revenues from sponsored content, such as clinical modules, are recognized on a percentage of completion basis.  Revenues from market research are recognized upon completion of the project.

(e)        Reclassifications

                 Amounts in the condensed consolidated financial statements as of December 31, 2000 and the three and nine months ended September 30, 2000 have been reclassified to conform to the current period’s presentation, which includes discontinued operations.

(2)        RESTRUCTURING CHARGES

In July 2001, the Company adopted a restructuring plan, which resulted in a reduction of approximately 100 employees or approximately 22% of the workforce, excluding Total eMed, Inc., primarily targeted to general and administrative functions of the Company and a reduction in facilities.  These actions have resulted in the recognition of restructuring charges during the three months ended September 30, 2001.

                 Primarily as a result of the merger and acquisitions completed in 2000, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in restructuring charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 300 employees or approximately 28% of the workforce as of the date the respective plans were adopted, across essentially all of the Company’s functions and locations, a reduction in total facilities, including the closing of the San Francisco office and the impairment of certain assets.

                 Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairment of abandoned technologies, property and equipment. These charges amounted to approximately $17.5 million for the year ended December 31, 2000 and $2.2 million for the three months and nine months ended September 30, 2001.  At September 30, 2001, approximately $0.6 relating to these programs was included in current liabilities.

As of September 30, 2001, the following amounts were recorded (in thousands):

	Employee severance and related expenses	Impairment of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total

2001 restructuring charges	$1,516	$-	$720	$2,236
2000 restructuring charges	11,287	3,108	3,111	17,506
Write-offs/payments	(12,693)	(3,108)	(3,291)	(19,092)
Restructuring accrual balance at September 30, 2001	$110	$–	$540	$650

                 The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs.

(3)        IMPAIRMENT CHARGES

At September 30, 2001, the Company performed an assessment of the carrying value of goodwill in accordance with its accounting policy for enterprise-wide goodwill.  The assessment was performed in light of the declining revenues of the Company, the negative economic trends impacting both current operations and expected future growth rates, and the need of the Company to sell certain assets or segments in order to provide sufficient long-term liquidity for the Company.  As a result, the Company recorded an impairment of $323.9 million of goodwill in the three months ended September 30, 2001, based on the amount by which the carrying amount of goodwill exceeded its fair value.  Fair value was determined based on the estimated undiscounted future cash flows for the business, emphasizing near-term cash flows.  The Company believes that additional asset impairments may be recorded during the fourth quarter of 2001, depending upon the outcome of the strategic options process including the possible sale of parts or all of the Company to satisfy liquidity needs.

 (4)        BALANCE SHEET COMPONENTS

Warrants and Long-Term Liabilities

America Online, Inc.

                 As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At September 30, 2001, warrants to purchase 436,747 shares of the Company's common stock were exercisable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84. The warrants were issued in connection with an agreement with AOL under which AOL has agreed to promote the Company's co-branded websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. The agreement also required cash payments of $33 million to be paid to AOL of which the Company had paid approximately $18 million through March 31, 2001. The remaining $15 million was due through May 2002.  In May 2001, the Company and AOL amended the terms of the agreement with respect to the remaining payments under this agreement.  In accordance with the amendment, the Company paid AOL $1 million in June 2001 and the remaining balance was reduced to $333,000, due in four equal monthly payments beginning May 2002 through August 2002.  The amendment also requires the Company to provide certain advertising and promotional services to AOL valued at approximately $1.3 million through August 2002.  As a result of the amendment, the Company recorded a net gain of $8.5 million during the three months ended June 30, 2001, reflected as a non-recurring gain.  Also, in connection with the amendment, the amount of impressions to be received from AOL over the remainder of the agreement was reduced. Accordingly, the Company reduced the carrying value of the related intangible assets from approximately $6.3 million to $3.2 million to reflect the current fair value of the asset at June 30, 2001.

General Motors Corporation

                 In connection with the Company’s alliance with General Motors Corporation (“GM”), GM received warrants to purchase 5 million shares of Medscape’s common stock valued at approximately $12.5 million.  The warrants were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.31, stock price of $3.56, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Under the terms of the strategic alliance agreement, the warrants are non-forfeitable and fully vested at the date of grant.  In addition, GM is bound to certain sale lock-up periods, as specified in the agreement.  The value of the warrants issued under this alliance is being amortized as a non-cash sales discount over the life of the agreement, which runs from June 2001 through June 2004.  Amortization of this non-cash sales discount during the three months and nine months ended September 30, 2001 was approximately $1.0 million and $1.2 million, respectively.

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

                 Upon closing, the Company paid approximately $1 million in cash and issued warrants for 300,000 shares of the Company’s common stock valued at approximately $275,000 to the placement agent used in the financing.  The warrants were valued using the Black-Scholes option pricing model with the following assumptions:  exercise price of $2.40, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends.  Total fees of $1.3 million associated with the financing were netted against proceeds received.

(5)           SEGMENT INFORMATION

                Summary financial data by business segment follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Digital Health Record application:
Net revenues	$2,387	$5,959	$10,937	$14,544
Operating loss	(5,077)	(8,953)	(14,768)	(32,285)

Internet portal:
Net revenues	4,421	6,145	16,872	12,458
Operating loss	(709)	(6,069)	(8,097)	(11,542)

Consolidated and other:
Net revenues	–	–	–	–
Operating loss	(3,216)	(7,328)	(15,128)	(14,735)

Consolidated segment totals:
Net revenues	6,808	12,104	27,809	27,002
Operating loss	(9,002)	(22,350)	(37,993)	(58,562)

                The following table reconciles consolidated segment operating loss to the Company’s consolidated loss from continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Consolidated segment operating loss	$(9,002)	$(22,350)	$(37,993)	$(58,562)
Corporate and other unallocated shared income	63	1,130	741	4,848
Depreciation and amortization	(54,982)	(64,429)	(180,376)	(98,444)
Restructuring and other charges	(2,236)	–	(2,236)	(13,558)
Non-recurring gain	–	–	8,500	–
Impairment charges, net	(323,858)	–	(323,858)	–

Loss from continuing operations	$(390,015)	$(85,649)	$(535,222)	$(165,716)

(6)        SUBSEQUENT EVENTS

On November 7, 2001, MedicaLogic/Medscape, Inc. executed a Restructuring Agreement with Viacom Inc. (“Viacom”) in which the Company and Viacom terminated their relationship.  In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid MedicaLogic/Medscape, Inc. $10 million in cash and transferred to the Company the 4,695,892 shares of MedicaLogic/Medscape, Inc. common stock that were originally issued at the onset of the relationship. Prior to this transaction, Viacom beneficially owned approximately 8.3% of the Company’s outstanding common stock.  The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a net carrying value of approximately $56.6 million on November 7, 2001.  The agreement requires MedicaLogic/Medscape, Inc. to cease all uses of the CBS logo and trademark and the “healthwatch” trademark. The Company’s consumer Web site will be renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com. The agreement also terminates Viacom’s right to have a representative on the Company’s Board of Directors.  As a result, Andrew Heyward, Viacom’s representative on the Company’s Board of Directors, has resigned.  As a result of the disposal of the advertising inventory, the Company will recognize a loss on the disposal of approximately $46.7 million during the quarter ended December 31, 2001.

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

Forward-looking statements include statements regarding the rate of growth and acceptance of the Company’s Internet and wireless products and services, new products, web sites and services, expected revenues from advertising, sponsored programs, sponsored content, eCommerce, license and subscription fees and the relative mix between revenue sources, the level of research and development, sales and marketing, administrative and other operating costs, additional investment in staff and infrastructure and additional capital needs.  The Company wishes to caution the reader that these forward-looking statements involve risks and uncertainties and the factors described under ‘‘Risk Factors’’ in the Company's 10-K/A filed with the Securities and Exchange Commission may cause the Company’s results to differ materially from those stated in the forward-looking statements. The following discussions also should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed on Form 10K/A with the Securities and Exchange Commission on May 29, 2001.

OVERVIEW

The Company was founded in 1985 as MedicaLogic, Inc., and until 2000 was solely focused on the development, marketing and support of digital health record ("DHR") systems.  In May 2000, the Company expanded its products and services as a result of its merger with Medscape, Inc., and the acquisitions of Total eMed, Inc. and AnywhereMD, Inc.  These transactions added the following assets, respectively: leading Internet healthcare portals, Web-based transcription capability for the creation of digital health records and wireless prescribing technology for the Palm O/S™ platform.  The results of operations for acquired businesses are included in the 2000 results from the acquisition date forward.  Since September 2000, the Company has done business under the name Medscape.  On August 17, 2001, the Company completed the sale of its transcription services segment to a new entity funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash.  During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company.

The Company is a leading provider of digital health record (DHR) systems for the healthcare industry. The DHR system replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of September 30, 2001, Medscape DHR systems housed digital records for more than 15.9 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees. Customers for this product line include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

The Company's Internet portals are Medscape.com for physicians and other healthcare professionals, and Medscapehealth.com  for consumers. Through Medscape.com, the Company provides medical news, articles, and conference coverage as well as accredited continuing medical education programs. As of September 30, 2001, approximately 675,000 physicians and 1.9 million non–physician healthcare professionals (such as nurses and physician assistants) worldwide had registered at Medscape.com, and during the third quarter of 2001 approximately 48,500 hours of accredited continuing medical education were delivered via the site. Through Medscapehealth.com, the Company provides health information tailored to the healthcare consumer's perspective. The Internet portal line of business derives revenue from advertising and sponsorship. Customers for this line of business include leading pharmaceutical companies such as GlaxoSmithKline, Merck and Pfizer.

The Company is working to integrate its existing offerings to customers by combining a number of the Company's products and services, and is also supporting the creation of reports and data produced from its DHR products and Internet portals. To protect the privacy of individual, identifiable health information, these reports provide only aggregated, statistical information about substantial populations. These integrated offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials and other matters. The Company has announced two transactions that represent the first step in presenting an integrated offering.  In its agreement with GlaxoSmithKline, the world's largest pharmaceutical company, the Company combined the sale of sponsorship and promotional services on its Internet portals with the sale of aggregated statistical data on disease management from its DHR systems. In its agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, the Company combined GM sponsorship of sales of its DHR products and the Company’s new Medscape Mobile handheld software. These products provide both a prescription writer and access to information from the Company's Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families.  GM and the Company will share in any savings from prescription drug claims realized directly from usage of Medscape Mobile.  Revenues have not been significant to date.

SIGNIFICANT EVENTS/RECENT DEVELOPMENTS

On August 17, 2001, the Company completed the sale of its transcription segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC (“Parthenon”), a Boston based private equity firm, for approximately $6.0 million in cash.  The transaction was structured as a sale by Medscape Enterprises, Inc., a wholly owned subsidiary of the Company, of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated July 31, 2001, as amended August 16, 2001.  In the accompanying financial statements, the operations of the transcription services segment have been classified as discontinued operations.  Metric data herein excludes Total eMed, Inc.

At September 30, 2001, the Company performed an assessment of the carrying value of goodwill in accordance with its accounting policy for enterprise-wide goodwill.  The assessment was performed in light of the declining revenues of the Company, the negative economic trends impacting both current operations and expected future growth rates, and the need of the Company to sell certain assets or segments in order to provide sufficient long-term liquidity for the Company.  As a result, the Company recorded an impairment of $323.9 million of goodwill in the three months ended September 30, 2001, based on the amount by which the carrying amount of goodwill exceeded its fair value.  Fair value was determined based on the estimated undiscounted future cash flows for the business, emphasizing near-term cash flows.  The Company believes that additional asset impairments may be recorded during the fourth quarter of 2001, depending upon the outcome of the strategic options process including the possible sale of parts or all of the Company to satisfy liquidity needs.

On November 7, 2001, MedicaLogic/Medscape, Inc. executed a Restructuring Agreement with Viacom Inc. (“Viacom”) in which the Company and Viacom terminated their relationship.  In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid MedicaLogic/Medscape, Inc. $10 million in cash and transferred to the Company the 4,695,892 shares of MedicaLogic/Medscape, Inc. common stock that were originally issued at the onset of the relationship. Prior to this transaction, Viacom beneficially owned approximately 8.3% of the Company’s outstanding common stock.  The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a net carrying value of approximately $56.6 million on November 7, 2001.  The agreement requires MedicaLogic/Medscape, Inc. to cease all uses of the CBS logo and trademark and the “healthwatch” trademark. The Company’s consumer Web site will be renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com. The agreement also terminates Viacom’s right to have a representative on the Company’s Board of Directors.  As a result, Andrew Heyward, Viacom’s representative on the Company’s Board of Directors, has resigned.  As a result of the disposal of the advertising inventory, the Company will recognize a loss on the disposal of approximately $46.7 million during the quarter ended December 31, 2001.

EVENTS OF SEPTEMBER 11, 2001

The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy.  The Company’s business is affected by general economic, political and public safety conditions that impact our customers’ confidence and spending.  Sales of the Company’s products were adversely affected as a result of the September 11 attacks.  Although the Company believes that sales trends will gradually improve as confidence is restored, it is not possible to accurately predict sales volumes in light of the current volatile operating environment.  Additional terrorist attacks or related events could adversely impact all businesses in the United States, including the Company’s. It is not possible at this time to predict the longer-term effects of the attacks, or the impact of actions taken in response to the attacks, on general economic, political and public safety conditions and the Company’s results of operations.

RESULTS OF OPERATIONS

KEY METRICS

The following table highlights key metrics the Company uses to measure adoption of its products and services (in thousands).  Metric data presented herein excludes contributions from Total eMed, Inc. and referenced prior period data has been restated on a pro forma basis for comparability with the current presentation.

	September 30,
	2001	2000
Registered Digital Health Record (DHR) application users:
Logician by Medscape	13	10
Medscape Mobile	125	10
Other Internet-based and hand-held products	14	10
Total registered DHR application users	152	30

Total digital health records	15,900	12,200

Registered Internet portal users (worldwide):
Physicians	675	480
Allied health professionals	1,850	1,350
Consumers	1,375	950
Total registered Internet portal users	3,900	2,780

At September 30, 2001, the number of digital health records in the Company’s systems was approximately 15.9 million. By September 30, 2001, approximately 125,000 physicians and other healthcare professionals had downloaded Medscape Mobile applications.  Clinician users of the Company’s other Internet-based and handheld devices totaled approximately 14,000 at September 30, 2001.

Registered users worldwide of the Company’s Internet portals totaled approximately 3.9 million as of September 30, 2001, including approximately 675,000 registered physicians, 1.9 million registered allied healthcare professionals and 1.4 million registered consumer users.  The Company issued approximately 48,500 and 26,000 online continuing medical education (“CME”) credits during the three months ended September 30, 2001 and 2000, respectively.

Revenues

The following table presents net revenues of the Company for the three and six month periods ended September 30, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
Revenues:
Application license	$284	3.6%	$2,530	20.9%	$2,765	9.5%	$7,103	26.3%
Subscription and support services	3,143	40.1	3,429	28.3	9,420	32.4	7,441	27.6
Sponsorship and advertising	4,421	56.3	6,145	50.8	16,872	58.1	12,458	46.1
Total revenues	7,848	100.0	12,104	100.0	29,057	100.0	27,002	100.0
Non-cash sales discount	(1,040)	(13.3)	–	–	(1,248)	(4.3)	–	–

Net revenues	$6,808	86.7%	$12,104	100.0%	$27,809	95.7%	$27,002	100.0%

Three Months Ended September 30, 2001 and 2000

Application License Revenues

Application license revenues consist of revenues from perpetual software license sales of Logician by Medscape, the Company’s server-based application.

For the three months ended September 30, 2001, total application license revenue decreased from $2.5 million to $0.3 million, or approximately 88.0% as compared to the three months ended September 30, 2000. The Company believes this decrease resulted primarily from the Company’s expansion into subscription-based models for certain product offerings, the deferral of customer orders resulting from the financial uncertainty regarding ongoing funding of the Company over prospective customers’ long-term planning cycles and the events of September 11, 2001.

Subscription and Support Services Revenues

Subscription revenues are comprised primarily of recurring fees charged to users of the Company’s Internet-based, wireless and hand-held applications, including applications in the Medscape Mobile Suite and Logician products.  Support services revenues consist primarily of installation services and support fees for DHR applications.

For the three months ended September 30, 2001, total subscription and support services revenues decreased from $3.4 million to $3.1 million, or approximately 8.8% as compared to the three months ended September 30, 2000. The decrease is primarily due to the deferral of customer orders due to the financial uncertainty regarding ongoing funding of the Company over prospective customers’ long-term planning cycles and the events of September 11, 2001 resulting in lower installation services revenues.

Sponsorship and Advertising Revenues

Sponsorship and advertising revenues consist primarily of revenue from pharmaceutical companies that sponsor certain content development and purchase advertising services on the Company’s professional and consumer Internet portals including:

•       banner advertising, which is based on a specified number of impressions delivered

•       sponsorship activities related to the development of original client-sponsored content, including modules on specific disease topics

•       editorial coverage of medical conferences

•       continuing medical education activities

For the three months ended September 30, 2001, sponsorship and advertising revenues decreased from $6.1 million to $4.4 million, or approximately 27.9% as compared to the three months ended September 30, 2000. The decrease is primarily due to the general slowing in advertising spending during 2001 and the events of September 11, 2001.

Nine Months Ended September 30, 2001 and 2000

Application License Revenues

For the nine months ended September 30, 2001, total application license revenues decreased from $7.1 million to $2.8 million, or approximately 60.6% as compared to the nine months ended September 30, 2000.  The decrease is primarily due to the Company’s expansion into subscription-based models for certain product offerings, the temporary deferral of customer orders resulting from both the delay and subsequent adoption of the Health Insurance Portability and Accountability Act (HIPAA) during the first half of 2001, the financial uncertainty regarding ongoing funding of the Company over prospective customers’ long-term planning cycles and the events of September 11, 2001.

Subscription and Support Services Revenues

For the nine months ended September 30, 2001, total subscription and support services revenues increased from $7.4 million to $9.4 million, or approximately 27.0% as compared to the nine months ended September 30, 2000. The increase is primarily due to the Company’s expansion into subscription-based models for certain product offerings and an increasing license base utilizing the Company’s service and support offerings.

Sponsorship and Advertising Revenues

For the nine months ended September 30, 2001, sponsorship and advertising revenues increased from $12.4 million to $16.9 million, or approximately 36.3% as compared to the nine months ended September 30, 2000. The increase is primarily due to the inclusion of a full nine months of revenue related to the merger with Medscape, Inc. completed in May 2000.  The increase was partially offset by a decrease in advertising revenues due primarily to a general slowing in advertising spending during 2001 and the events of September 11, 2001.

Operating Expenses

The following table and related discussion highlights the operating expenses of the Company for the three and nine months ended September 30, 2001 and 2000 (in thousands, except percentages).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
Total revenues	$7,848	100.0%	$12,104	100.0%	$29,057	100.0%	$27,002	100.0%
Non-cash sales discount	(1,040)	(13.3)	–	–	(1,248)	(4.3)	–	–
Net revenues	6,808	86.7%	12,104	100.0%	27,809	95.7%	27,002	100.0%

Operating expenses:
Cost of revenues:
Application license	89	1.1	1,150	9.5	401	1.4	1,957	7.3
Subscription and support services	2,991	38.1	5,267	43.5	9,138	31.4	13,176	48.8
Sponsorship and advertising	1,648	21.0	2,921	24.1	6,779	23.3	5,654	20.9
Marketing and sales	5,484	69.9	14,223	117.5	28,675	98.7	38,400	142.2
Research and development	3,680	46.9	6,509	53.8	12,918	44.5	14,585	54.0
General and administrative	1,918	24.4	4,384	36.2	7,891	27.2	11,792	43.7
Depreciation and amortization	54,982	700.6	64,429	532.3	180,376	620.8	98,444	364.6
Restructuring charges	2,236	28.5	–	–	2,236	7.7	13,558	50.2
Non-recurring gain	–	–	–	–	(8,500)	(29.3)	–	–
Impairment charges, net	323,858	4126.6	–	–	323,858	1114.5	–	–
Total operating expenses	$396,886	5057.1%	$98,883	816.9%	$563,772	1940.2%	$197,566	731.7%

Three Months Ended September 30, 2001 and 2000

Cost of Revenues

Cost of revenues includes expenses associated with building, maintaining, and upgrading the Company’s DHR applications and data centers, certain licensing, editorial and content development costs.

Application License.  For the three months ended September 30, 2001, cost of application licenses decreased from $1.2 million to $0.1 million, or approximately 91.7% as compared to the three months ended September 30, 2000.  The decrease is primarily due to decreases in software license revenue as the Company moved to subscription-based models for more of its product offerings and decreased application license sales. As a percentage of application license revenues, cost of application licenses decreased from 45.5% to approximately 31.3% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Subscription and Support Services.  For the three months ended September 30, 2001, cost of subscription and support services decreased from $5.3 million to $3.0 million, or approximately 43.4% as compared to the three months ended September 30, 2000. The decrease is primarily due to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.  As a percentage of subscription and support service revenues, cost of subscription and support services decreased from 153.6% to approximately 95.2% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Sponsorship and Advertising.  For the three months ended September 30, 2001, cost of sponsorship and advertising services decreased from $2.9 million to $1.6 million, or approximately 44.8% as compared to the three months ended September 30, 2000.  The decrease is primarily due to targeted restructuring efforts undertaken during the second half of 2000.  As a percentage of sponsorship and advertising revenues, cost of sponsorship and advertising services decreased from 47.5% to approximately 37.3% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Marketing and Sales.

 Marketing and sales expense consists primarily of costs to acquire and retain registered users of the Company’s products and the operating expenses associated with ongoing marketing and sales efforts.

For the three months ended September 30, 2001, marketing and sales expense decreased from $14.2 million to $5.5 million, or approximately 61.3% as compared to the three months ended September 30, 2000.  As a percentage of total revenues, marketing and sales expense decreased from 117.5% to approximately 69.9%. The decrease is primarily due to the impact of the targeted restructuring actions undertaken during the second half of 2000 and July 2001, reduced outside consulting and planned reductions in spending.

Research and Development

Research and development expense consists primarily of costs incurred for new software application development and upgrades, and for enhancements to and maintenance of the Company’s Internet portals.

For the three months ended September 30, 2001, research and development expense decreased from $6.5 million to $3.7 million, or approximately 43.1% as compared to the three months ended September 30, 2000.  As a percentage of total revenues, research and development expense decreased from 53.8% to approximately 46.9%.  The decrease is primarily due to the impact of the targeted restructuring actions undertaken during the second half of 2000 and July 2001, reduced outside consulting and planned reductions in spending.

General and Administrative

General and administrative expense consists primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s strategic initiatives.

For the three months ended September 30, 2001, general and administrative expense decreased from $4.4 million to $1.9 million, or approximately 56.8% as compared to the three months ended September 30, 2000.  As a percentage of total revenues, general and administrative expense decreased from 36.2% to approximately 24.4%.  The decrease is primarily due to the impact of the restructuring actions undertaken during the second half of 2000 and July 2001, reduced occupancy costs and planned reductions in spending.

Depreciation and Amortization

For the three months ended September 30, 2001, depreciation and amortization expense decreased from $64.4 million to $55.0 million, or approximately 14.6% as compared to the three months ended September 30, 2000.  The decrease is primarily due to certain assets becoming fully amortized during the current period. As a percentage of total revenues depreciation and amortization expense increased from 532.3% to approximately 700.6% due primarily to the decrease in revenues for the three months ended September 30, 2000 and 2001, respectively.

Restructuring Charges

Restructuring charges for the three months ended September 30, 2001 were $2.2 million and were approximately 28.5% of total revenues.  The restructuring charges were primarily in response to lower than anticipated revenues and consist primarily of employee termination costs.  The restructuring plan eliminated approximately 100 positions in marketing, operations, finance and administration.

Impairment Charges

Impairment charges for the three months ended September 30, 2001 were $323.9 million.  Impairment charges resulted from changes in the estimated recoverability of the carrying value of goodwill based on the amount by which the carrying amount of goodwill exceeded its fair value.  Fair value was determined based on the estimated undiscounted future cash flows for the business, emphasizing near-term cash flows.  The Company believes that additional asset impairments may be recorded during the fourth quarter of 2001, depending upon the outcome of the strategic options process including the possible sale of parts or all of the Company to satisfy liquidity needs.

Other Income, Net

For the three months ended September 30, 2001 other income, which consists primarily of interest income from investments, decreased from $1.0 million to $0.1 million, or approximately 90.0% as compared to the three months ended September 30, 2000.  The decrease is primarily due to lower balances of interest bearing cash equivalents and short-term investments.

Nine Months Ended September 30, 2001 and 2000

Cost of Revenues

Application License.  For the nine months ended September 30, 2001, cost of application licenses decreased from $2.0 million to $0.4 million, or approximately 80.0% as compared to the nine months ended September 30, 2000.  The decrease is primarily due to decreases in software license revenue as the Company moved to subscription-based models for more of its product offerings and decreased application license sales. As a percentage of application license revenues, cost of application licenses decreased from 27.6% to 14.5% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Subscription and Support Services. For the nine months ended September 30, 2001, cost of subscription and support services decreased from $13.2 million to $9.1 million, or approximately 31.3% as compared to the nine months ended September 30, 2000. The decrease is primarily due to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.  As a percentage of subscription and support service revenues, cost of subscription and support services decreased from 177.1% to approximately 97.0% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Sponsorship and Advertising. For the nine months ended September 30, 2001, cost of sponsorship and advertising services increased from $5.7 million to $6.8 million, or approximately 19.3% as compared to the nine months ended September 30, 2000.   The increase is primarily due to the inclusion of additional cost of revenues from Medscape, Inc., which merged with the Company in May 2000.  As a percentage of sponsorship and advertising revenues, cost of sponsorship and advertising services decreased from 45.4% to approximately 40.2% due primarily to operating efficiencies obtained from better utilization of the Company’s existing resources.

Marketing and Sales

For the nine months ended September 30, 2001, marketing and sales expense decreased from $38.4 million to $28.7 million, or approximately 25.3% as compared to the nine months ended September 30, 2000.  As a percentage of total revenues, marketing and sales expense decreased from 142.2% to approximately 98.7%.  The decrease is primarily due to the impact of the targeted restructuring actions undertaken during the second half of 2000 and July 2001, reduced outside consulting, and planned reductions in spending.

Research and Development

For the nine months ended September 30, 2001, research and development expense decreased from $14.6 million to $12.9 million, or approximately 11.6% as compared to the nine months ended September 30, 2000.  The decrease is primarily due to the Company’s restructuring efforts during 2000 and 2001.  As a percentage of total revenues, research and development expense decreased from 54.0% to approximately 44.5%, due primarily to the inclusion of additional revenues relating to the merger with Medscape, Inc. in May 2000.

General and Administrative

For the nine months ended September 30, 2001, general and administrative expense decreased from $11.8 million to $7.9 million, or approximately 33.1% as compared to the nine months ended September 30, 2000. As a percentage of total revenues, general and administrative expense decreased from 43.7% to approximately 27.2%.  The decrease is primarily due to the impact of the restructuring actions undertaken during the second half of 2000 and July 2001, reduced occupancy costs and planned reductions in spending.

Depreciation and Amortization

For the nine months ended September 30, 2001 depreciation and amortization expense increased from $98.4 million to $180.4 million, or approximately 83.3% as compared to the nine months ended September 30, 2000 and as a percentage of total revenues, depreciation and amortization expense increased from 364.6% to approximately 620.8%.  The increase is primarily due to the inclusion of a full nine months of goodwill amortization expense related to the merger with Medscape, Inc. completed in May 2000.

Restructuring Charges

Restructuring charges for the nine months ended September 30, 2001 and 2000 were $2.2 million and $13.6 million, respectively, and were approximately 7.7% and 50.2% of total revenues for each of the respective periods then ended. The 2000 restructuring charges were due primarily to the consolidation of duplicate business functions and activities across essentially all of the Company’s operating segments resulting from the merger with Medscape, Inc. in May 2000.  The 2001 restructuring costs were primarily in response to lower than anticipated revenues and consist primarily of employee termination costs.  The restructuring plan eliminated approximately 100 positions in marketing, operations, finance and administration.

Non-Recurring Gain

A non-recurring gain of $8.5 million was recognized for the nine months ended September 30, 2001 and was approximately 29.3% of total revenues.  The gain resulted from the re-negotiation and subsequent reduction of certain of the Company’s contractual liabilities.

Impairment Charges

Impairment charges for the nine months ended September 30, 2001 were $323.9 million. Impairment charges resulted from changes in the estimated recoverability of the carrying value of goodwill based on the amount by which the carrying amount of goodwill exceeded its fair value.  Fair value was determined based on the estimated undiscounted future cash flows for the business, emphasizing near-term cash flows.  The Company believes that additional asset impairments may be recorded during the fourth quarter of 2001, depending upon the outcome of the strategic options process including the possible sale of parts or all of the Company to satisfy liquidity needs.

 Other Income, Net

For the nine months ended September 30, 2001, other income decreased from $4.7 million to $0.7 million, or approximately 85.1% as compared to the nine months ended September 30, 2000.  The decrease was primarily due to lower balances of interest bearing cash equivalents and short-term investment balances, in addition to the recognition of a loss on the sale of certain fixed assets as a result of the closing of the Company’s San Francisco office.

Segment Results of Operations

The Company currently has two reportable operating segments.  For further information regarding segments, please refer to Note 4 – Segment Information contained in the Notes to the Condensed Consolidated Financial Statements.

A summary of the segment financial information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Segment revenues:
Digital Health Record application	$2,387	$5,959	$10,937	$14,544
Internet portal	4,421	6,145	16,872	12,458

Total net revenues	6,808	12,104	27,809	27,002

Segment loss from operations:
Digital Health Record application	(5,077)	(8,953)	(14,768)	(32,285)
Internet portal	(709)	(6,069)	(8,097)	(11,542)
Consolidated and other charges	(3,216)	(7,328)	(15,128)	(14,735)
Depreciation, amortization, restructuring, non-recurring gain and impairment charges	(381,076)	(64,429)	(497,970)	(112,002)
Corporate and other unallocated shared income	63	1,130	741	4,848

Total loss from continuing operations	$(390,015)	$(85,649)	$(535,222)	$(165,716)

Segment Revenues

Digital health record application segment revenues include both application license revenues and subscription and support service revenues. Internet portal segment revenues consist of sponsorship and advertising revenues.  See management’s discussion and analysis of revenues presented under Results of Operations.

Segment Loss from Operations

Digital Health Record Application.  For the three months ended September 30, 2001, loss from operations for the digital health record application segment decreased from approximately $9.0 million to $5.1 million, or approximately 43.3% as compared to the three months ended September 30, 2000.  The decrease is primarily a result of improved margins due to operating efficiencies obtained from better utilization of the Company’s existing resources and to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.  For the nine months ended September 30, 2001, loss from operations for the digital health record application segment decreased from approximately $32.3 million to $14.8 million, or approximately 54.2% as compared to the nine months ended September 30, 2000.  The decrease is due primarily to improved margins due to operating efficiencies obtained from better utilization of the Company’s existing resources and to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.

Internet Portal.  For the three months ended September 30, 2001, loss from operations for the Internet portal segment decreased from approximately $6.1 million to $0.7 million, or approximately 88.5% as compared to the three months ended September 30, 2000.  The decrease is primarily a result of targeted restructuring efforts undertaken during the second half of 2000, in addition to efficiencies obtained from better utilization of the Company’s existing resources and to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.  For the nine months ended September 30, 2001, loss from operations for the Internet portal segment decreased from approximately $11.5 million to $8.1 million, or approximately 29.6% as compared to the nine months ended September 30, 2000. The decrease is due to improved margins from operating efficiencies obtained from better utilization of the Company’s existing resources and to targeted restructuring efforts undertaken during the second half of 2000 and July 2001.

Liquidity and Capital Resources

The following table calculates the net operating loss before depreciation, amortization, restructuring, non-recurring gain and impairment charges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating loss	$(390,078)	$(86,779)	$(535,963)	$(170,564)
Depreciation and amortization	54,982	64,429	180,376	98,444
Restructuring and other charges	2,236	–	2,236	13,558
Non-recurring gain	–	–	(8,500)	–
Impairment charges	323,858	–	323,858	–
Adjusted operating loss	$(9,002)	$(22,350)	$(37,993)	$(58,562)

As of September 30, 2001, the Company’s cash and cash equivalents balance totaled approximately $11.1 million and short-term investments totaled $2.5 million, a decrease in total of $37.9 million from the December 31, 2000 balances of $41.6 million and a $9.9 million, respectively.

The Company’s operating activities resulted in net cash outflows of approximately $33.3 million and $50.1 million for the nine months ended September 30, 2001 and 2000, respectively.  Cash outflows for the nine months ended September 30, 2001 resulted from the Company’s net loss of  $829.4 million which included a non-cash gain of $8.5 million offset by depreciation and amortization of $180.4 million, impairment charges of $323.9 million, loss from operations of discontinued operations of $47.9 million, loss on disposal of discontinued operations of $246.3 million and other non-cash charges of $5.8 million.  Also contributing to cash outflows for the nine months ended September 30, 2001 were decreases in accrued liabilities of $11.4 million, resulting primarily from processing efficiencies from the consolidation of accounting functions in the Company’s corporate headquarters and lower operating expenses.  Cash outflows were partially offset by decreases in accounts receivable of $7.5 million and prepaid assets of $2.7 million primarily from the amortization of prepaid maintenance contracts, prepaid insurance and prepaid royalties.  Cash outflows for the nine months ended September 30, 2000 resulted primarily from the Company’s net loss of $204.7 million, offset by depreciation and amortization of $98.4 million, other non-cash charges of $5.9 million, loss from operations of discontinued operations of $38.9 million and non-cash restructuring charges of $8.8 million.

Investing activities resulted in net cash inflows of $2.8 million and net cash outflows of $28.0 million for the nine months ended September 30, 2001 and 2000, respectively.  Cash inflows for the nine months ended September 30, 2001 resulted primarily from the proceeds from short-term investments of $7.4 million and were offset by purchases of property and equipment of approximately $2.1 million comprised primarily of computer hardware, software, capitalized web site development costs and payments of $2.5 million related to the settlement of certain liabilities from the acquisition of Total eMed, Inc.  Cash outflows for the nine months ended September 30, 2000 resulted primarily from purchases of property and equipment of $16.5 million and payments related to business combinations of $23.8 million offset by proceeds from short-term investments of $12.4 million.

Financing activities resulted in net cash outflows of approximately $16,000 for the nine months ended September 30, 2001 and net cash inflows of approximately $0.2 million for the nine months ended September 30, 2000. Cash outflows for the nine months ended September 30, 2001 resulted from payments of $2.4 million for obligations under capital lease agreements and notes payable offset by the collection of the remaining $1.0 million in net proceeds from the issuance of preferred stock that closed on January 4, 2001, and the issuance of $1.4 million of common stock from the exercise of options and common stock warrants and sales under the employee stock purchase plan.  Cash inflows for the nine months ended September 30, 2000 resulted primarily from the issuance of common stock in the amount of approximately $1.9 million, offset by payments of approximately $1.7 million for obligations under capital lease agreements.

The Company currently anticipates that it will continue to see reductions in future operating expenses resulting from improved operations and the full implementation of cost reducing initiatives, including the estimated cost savings derived from the 22% workforce reduction announced in July 2001 and the renegotiation of its agreement with America Online, Inc.  Management believes that the Company’s current cash balances combined with estimated proceeds available from the sale of certain other assets, including the sale of its advertising agreement to Viacom Inc., which closed on November 7, 2001, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through 2001 without the need for additional funding, based on the Company’s current expectations for relatively flat revenues through the remainder of the year. The Company does not have a line of credit. In July 2001, the Company retained Lazard Freres & Co. LLC (Lazard Freres) as its financial advisor.  Since then, the Company, in conjunction with Lazard Freres, has continued to explore a variety of strategic and funding options, including the possible sale of parts or all of the Company, to further satisfy its long-term liquidity needs.  Under current market conditions, proceeds from a sale of all or certain assets of the Company may be below the respective carrying value of such assets.  The Company has a history of net operating losses and any projections of future cash needs and cash flows are subject to substantial uncertainty.  In the event that the Company must seek additional funding, there is no certainty that it may be able to obtain adequate or favorable financing and any financing the Company obtains may dilute the ownership interest of its shareholders prior to the financing.

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

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 effective January 1, 2002.  Upon adoption of  FAS 142, the Company is required to evaluate its existing intangible assets and goodwill from previous business combinations and make any necessary reclassifications in order to conform to FAS 141.  The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary changes by the end of the first interim period after adoption.  Under FAS 142, the Company will be required to perform a transitional goodwill impairment evaluation.  The Company will have at least six months from the date of adoption to complete the analysis. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principles. Management is in the process of evaluating the impact of adoption of this standard.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and extend the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of adoption of this standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income it can earn on its investment portfolio and on the increase or decrease in the amount of any interest expense it must pay with respect to its outstanding debt instruments.  The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. The Company does not plan to use derivative financial instruments in its investment portfolio. The Company intends to maintain the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At September 30, 2001, the Company had an investment portfolio of money market funds, commercial securities and U.S. Government securities, including those classified as short-term investments, of approximately $7.5 million with an average interest rate of 3.5%.  The Company had outstanding notes payable of $1.1 million at September 30, 2001 with an average interest rate of 11.6%.  If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of our initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York.  The class action is brought on behalf of purchasers of the Company’s common stock between December 13, 1999 and December 6, 2000.  The plaintiffs allege that the Company’s prospectus was materially false and misleading because it failed to disclose, among other things, that the Company’s lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated.  As a result of the alleged omissions and the purported inflation of the Company’s stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  The Company intends to vigorously defend the lawsuit.

On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape."  The complaint, filed in Multnomah County Circuit Court, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering.  Subsequently, the case has been moved to Washington County Circuit Court.  The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering.  Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been $12,625,000.  The Company intends to vigorously defend the lawsuit.

MedicaLogic/Medscape, Inc. cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company’s insurance policies.  An adverse determination on one or more of these matters could result in a material adverse effect on the Company’s financial condition and results of operations.

Item 5. Other Information

On November 6, 2001, the Company announced the resignation of Kevin Hutchinson, Chief Operating Officer, effective December 31, 2001.  Mr. Hutchinson is leaving in order to pursue other career interests.  Mr. Hutchinson will remain with the Company until the end of the year to assist in the transition of company operations as the Company continues the strategic options process.

On October 21, 2001, the Company's Chief Executive Officer, Dave Moffenbeier, began a 30-day medical leave of absence.  Mr. Moffenbeier has started an intensive immunotherapy program to prevent the reoccurrence of a melanoma which was removed from his back.  Mark Leavitt, M.D., Ph.D., Chairman of the Company, will serve as acting Chief Executive Officer during his absence.

On August 2, 2001, the Company received notice from NASDAQ that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the NASDAQ National Marketplace Rules (the Rules).  The Company had until October 31, 2001 to regain compliance with the Rules or the Company's common stock will be subject to possible delistment from the exchange.  Regaining compliance required, in part, that the Company's bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001.  On September 27, 2001, NASDAQ implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing and suspension of these rules until January 2, 2002.  On October 10, 2001, the Company received formal confirmation from NASDAQ that the former matter initiated with the August 2, 2001 letter had been closed.

Item 6. Exhibits and Reports On Form 8-K.

(a) Exhibits

                None.

(b) Reports on Form 8-K:

On July 16, 2001, the Company filed a report on Form 8-K pursuant to which it filed a press release issued by the Company on July 13, 2001 announcing the Company’s financial results for the quarter ended June 30, 2001, a reduction in the Company’s workforce and the Company’s engagement of Lazard Freres & Co. LLC as its financial advisor to explore strategic alternatives, including a possible sale of the Company.

On August 29, 2001, the Company filed a report on Form 8-K announcing the sale of its transcription services segment to TEM Holdings, LLC, which was completed on August 17, 2001.  The Form 8-K contained the unaudited pro forma condensed consolidated balance sheet of the Company as of June 30, 2001 to give effect to the sale as if it had occurred at June 30, 2001.  It also contained the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2001 and 2000 and the year ended December 31, 2000 to give retroactive effect to the sale as if the sale had occurred at the beginning of the periods presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hillsboro, State of Oregon, on November 14, 2001.

MEDICALOGIC/MEDSCAPE, INC.
By:	/s/ Donald A. Bloodworth
Donald A. Bloodworth Chief Financial Officer