Form 10-K/A
period 2000-12-31
MEDICALOGIC/MEDSCAPE INC
filed 2001-11-30
CIK 923899

QuickLinks -- Click here to rapidly navigate through this document

File Number: 000-28285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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
 Common Stock, no par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the registrant's common stock held by nonaffiliates as of October 23, 2001 was approximately $19,914,000

   The number of shares outstanding of the registrant's common stock as of October 23, 2001 was 56,836,205.

DOCUMENTS INCORPORATED BY REFERENCE

   None.

MedicaLogic/Medscape, Inc.

Annual Report on Form 10-K

i

PART I

ITEM 1. BUSINESS

General

    MedicaLogic/Medscape, Inc. d.b.a. Medscape (together with its subsidiaries "Medscape" or the "Company") is a leading provider of digital health record systems and information to the healthcare industry. Medscape develops digital health record applications that are designed to improve healthcare through the timely delivery of clinical data and information to healthcare professionals and consumers. The Company also provides online health information including medical news, articles, and conference coverage through its Internet portals, Medscape.com and Medscapehealth.com. Medscape's products and services are designed to enhance and improve the quality, cost, efficiency, safety and outcome of healthcare.

    During the year ended December 31, 2000, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record (DHR) applications, Internet Portals and Transcription Services. Selected financial information relating to the Company's operating segments is contained in the Management Discussion and Analysis and Note 10 of the Notes to Consolidated Financial Statements. On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC ("Parthenon"), a Boston based private equity firm, for approximately $6.0 million in cash. The transaction was structured as a sale by Medscape Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001 and amended as of August 16, 2001. The sale also included the three subsidiaries of Total eMed, Inc., consisting of Total eMed of Tennessee, Inc., Total eMed Finance Co., Inc. and Total eMed Leasing Co., LLC. Medscape received initial purchase price proceeds of $5.0 million from Parthenon on August 17, 2001. The remaining purchase price of $1.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. As a result, the Company's transcription services have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

    On November 7, 2001, the Company executed a Restructuring Agreement with Viacom Inc. ("Viacom") in which the Company and Viacom terminated their relationship. In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid the Company $10 million in cash and transferred to the Company the 4,695,892 shares of Company common stock that were originally issued at the onset of the relationship. The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a net carrying value of approximately $56.6 million on November 7, 2001. The agreement requires the Company to cease all uses of the CBS logo and trademark and the "healthwatch" trademark. The Company's consumer Web site has been renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com.

    Medscape's DHR applications replace or augment the paper medical record, provide decision support and facilitate the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 13.4 million patients. The DHR application derives revenues from software licenses, monthly service subscriptions and support and consulting fees. DHR application customers include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

    Medscape's Internet portals include Medscape.com and Medscapehealth.com. Through Medscape.com, the Company provides up-to-date medical news, articles, and conference coverage as well as accredited continuing professional education programs. As of December 31, 2000, more than 560,000 physicians and 1.6 million non-physician healthcare professionals (such as nurses or physician assistants) worldwide had registered at Medscape.com, and during the year 2000 more than 100,000 hours of accredited continuing professional education were delivered via the site. Through Medscapehealth.com, the Company provides health information tailored to the healthcare consumer's perspective. The Internet portal line of business derives revenue primarily from advertising and sponsorship.

    Medscape's transcription services is a Web-based medical transcription system that digitizes and transports voice across electronic networks and the Internet, and connects physicians with their medical records stored in Medscape's clinical database. The transcription services derives revenues from monthly service fees.

    The Company is working to provide new offerings to customers that combine a number of the Company's products and services, and also to support the creation of reports and data produced from Medscape's DHR products and Internet portals. These reports will provide only aggregated, de-identified statistical information about substantial populations in order to protect the privacy of individuals' health information. These combined offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company recently announced two transactions that represent these offerings. In our agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on our Internet portals with the sale of aggregated statistical data on disease management from our DHR systems. In our agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of our DHR products and our new Medscape Mobile handheld software. These products will provide both a prescription writer and access to information from our Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families. Revenues we may earn from GM depend on the combined effect of our offerings in helping GM achieve its healthcare objectives.

    The Company's strategy is to provide a wide array of products and services that can be embraced by healthcare professionals and consumers at various levels of technical sophistication, and to encourage users who have experienced the benefits of Medscape's Internet portals to progressively adopt the Company's increasingly comprehensive clinical applications in manageable steps of complexity and functionality. The rapid post-launch adoption of the Company's Medscape Mobile product is a recent example of this strategy in practice. Another aspect of the Company's strategy is to integrate the information contained in and allow communication between our various products. For example, AboutMyHealth, a Web-based offering for consumers, allows patients to view their physician-created DHR online as well as to communicate with their doctor's office to request prescription refills, make appointments or ask questions. As another example, in certain portions of the Company's DHR applications, the user can, with a single click, jump from a patient's diagnosis or medication directly to current Medscape.com news and articles on that specific topic.

    The Company was incorporated in Oregon in May 1985 as MedicaLogic, Inc. The Company's name was changed to MedicaLogic/Medscape, Inc. in May 2000. Since September 2000, the Company has done business under the trade name Medscape. The Company expanded its products and services in 2000 as a result of its strategic merger with Medscape, Inc. ("Medscape, Inc."), and the acquisitions of Total eMed, Inc. ("Total eMed") and AnywhereMD.com, Inc. ("AnywhereMD.com"). These strategic mergers and acquisitions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/STM platform. On August 17, 2001, the Company completed the sale of Total eMed, Inc. to a new entity funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash. As a result, the operations of the Company's transcription services segment have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

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

AboutMyHealth.com

    Medscape released AboutMyHealth.com, the first-physician-patient communications tool powered by Medscape's DHR on December 5, 2000 in order to serve the needs of healthcare consumers concerned about their health, or the healthcare of their dependents. Upon mutual consent, AboutMyHealth.com allows patients and their physicians to share information about the patient's personal health and ongoing disease management by using information captured during office examinations or other physician/patient encounters. Patients can electronically contact their physician's office with requests to schedule appointments and refill medications through an encrypted Internet connection. Patients can also communicate with their clinic or physician both during and outside of regular office hours through AboutMyHealth.com's online messaging service. Unlike traditional email connections, AboutMyHealth.com includes authentication technology for both patients and physicians to protect confidentiality. Physicians can communicate with patients privately, provide patients with a summary view of their digital health record, provide contextual links to authoritative health information, news and educational materials through Medscapehealth.com. Patients can also use AboutMyHealth.com to store personal and family health information for ongoing health management or future reference.

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

CBSHealthWatch.com

    In September 1999, Medscape launched its first consumer Web site, CBSHealthWatch.com. CBSHealthWatch.com is designed to help families and individuals make better-informed healthcare decisions and to simplify management of their healthcare needs. The site provides personalized, authoritative medical content written for the consumer, access to professional content on Medscape.com and interactive personal health management tools, such as health diaries. On August 3, 1999, Medscape entered into a strategic relationship with CBS Corporation, (subsequently acquired by Viacom, Inc.) under which CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and is promoted on CBS as well as certain other Viacom media properties. In December 2000, CBSHealthWatch.com was recognized for its achievement and excellence at the 2000 eHealthcare World Awards Ceremony held in New York. CBSHealthWatch.com by Medscape received the Bronze award for Best Healthcare Portal and during February 2001 was also named one of the Top 100 Internet sites by PC Magazine. On November 7, 2001, the Company and Viacom entered an agreement pursuant to which they terminated their relationship. The Company's consumer Web site has been renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com.

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

    On August 17, 2001, the Company completed the sale of its transcription services segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

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

    Medscape's sales, marketing and business development resources are located at the Company's facilities in Oregon and New York, while the Company's account representatives are deployed throughout the United States.

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

Digital Health Record Competitors

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

    Also, Internet healthcare companies are focusing on a wide variety of areas including automating financial, administrative and clinical transactions, such as WebMD and Iscribe; attracting physicians and other health professionals with clinical content, tools and medical education, such as Mediconsult, Healthgate, theheart.org and Healthstream; targeting the consumer health area, including iVillage and HealthCentral for content as well as online pharmacies such as Drugstore.com, Inc.

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

    On August 17, 2001, the Company completed the sale of its transcription services segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

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

    Medscape has several significant projects currently in development. These include the continued enhancement of Logician by Medscape and Medscape Charts product lines, its Internet portals Medscape.com, Medscapehealth.com and AboutMyHealth.com and the introduction of new product lines such as those within the Medscape Mobile suite. Medscape expects the Medscape.com project will be completed in late 2001 or early 2002 and the Medscape Mobile prescription writer will be available in late 2001. Completion dates are subject to uncertainty due to their technical complexity and the funding needs of the projects. Projects are expected to be funded from working capital.

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

EMPLOYEES

    As of December 31, 2000, Medscape employed approximately 1,030 persons, including employees of Total eMed, Inc., of whom there were approximately 430 in sales, general, and administrative services, 400 in medical transcription, and 200 in technical development and support. None of the Company's employees is a member of a labor union or is covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes it has good relations with its employees.

Item 2. Properties

    The Company's principal corporate offices are located at sites in Hillsboro, Oregon and New York, New York. The Company's main headquarters are in Hillsboro, Oregon totaling approximately 121,000 square feet of space under leases that expire in December 2007. During October 2000, the Company's New York corporate office was relocated to a facility consisting of approximately 83,000 square feet under two separate leasing agreements. Both agreements are in effect through January 2005 with (5) year renewal options. The Company also leases space for offices in Houston, Texas.

    On August 17, 2001, the Company completed the sale of its transcription services segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

    Prior to the disposal of Total eMed, Inc., the Company leased space for its transcription services in Franklin, TN totaling approximately 26,000 square feet of space under a lease that expires in April 2005. For the transcription services, Medscape also leased a data center located in Nashville, TN totaling 13,729 square feet of space under a lease that expires in August 2003. In addition, Medscape leased space for a regional training center in Minot, North Dakota and a regional office in Altamont, New York.

    The Company owns substantially all of the equipment used in its facilities, except a few items held under a capital lease arrangement. The Company believes that its existing properties are in good condition and suitable for the conduct of its business. The Company believes its facilities are adequate for its current operations and that additional leased space can be obtained if needed.

Item 3. Legal Proceedings

    On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio (Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc.) against Network Health Services, Inc., predecessor to Total eMed, Inc. In November 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff alleged breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleged that Mr. Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Services' business concepts and customer base. The complaint also alleged that Network Health Services committed other actionable offenses as described above. On March 14, 2001, the parties finalized a settlement of this lawsuit. None of the parties admitted to any wrongdoing in the settlement. Medscape's portion of the settlement of $2 million was paid during the quarter ended March 31, 2001 and entitled Medscape to an escrow of shares established in May 2000 when Medscape agreed to acquire Total eMed, Inc.

    On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of the Company's initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of the Company's common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that the Company's prospectus was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of the Company's stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. The Company intends to vigorously defend the lawsuit.

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

    The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by our insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

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

    Mark K. Leavitt, MD, PhD has been Chairman of the Board of the Company since 1985. Dr. Leavitt founded MedicaLogic in 1985 and served as the Chief Executive Officer from 1985 until May 2000. From 1992 to 1996 he served as a faculty member for St. Vincent Internal Medicine Family Practice and concurrently served as Medical Director and Regional Information Systems Director for Sisters of Providence Health Care System from 1992 to 1994. From 1982 to 1992, Dr. Leavitt operated a private practice of internal medicine. From December 1997 to June 1998, he served on the Board of Directors of Physician Partners, Inc. He currently serves on the advisory boards of MGMA Services and WelchAllyn Protocol.

    David C. Moffenbeier became President and Chief Executive Officer in May 2000. From 1994 until May 2000, he served as Chief Operating Officer of the Company. Mr. Moffenbeier has been a Director of the Company since 1994. From 1993 to 1994, Mr. Moffenbeier served as Chairman of the Board of Directors of Summit Design Inc., a supplier of software tools for integrated circuits. Previously, Mr. Moffenbeier co-founded Mentor Graphics Corp., a manufacturer of hardware and software for electronic design automation, where he served as a Director from 1981 to 1993 and as its Chief Financial Officer from 1981 to 1984, its Vice President of International Sales from 1985 to 1988 and its Vice President of Worldwide Sales from 1989 to 1993. He served on the Board of Directors of Providence Health Systems from 1985 to 1997 and Providence Good Health Plan, a health care management organization, from 1994 to 1997.

    Kevin D. Hutchinson became the Chief Operating Officer in September 2000. On November 6, 2001, the Company announced the resignation of Mr. Hutchinson, effective December 31, 2001. Mr. Hutchinson is leaving the Company in order to pursue other career interests. Prior to joining the Company, he served as the Vice President of Business Operations of VHA, Inc. from January 2000 to September 2000 and as a participating member of the Senior Management Executive Committee.

Mr. Hutchinson held various other positions with VHA, Inc. from October 1995 to September 2000. Prior to October 1995, he held various positions in sales and sales management with International Business Machines Corporation and with Oracle Corporation.

    Donald A. Bloodworth became the Chief Financial Officer in December 2000 and Chief Operating Officer in October 2001. Prior to joining the Company, Mr. Bloodworth served as Chief Financial Officer for GST Telecommunications from March 2000 to December 2000. From September 1999 to March 2000, he was the Vice President and Corporate Controller of 3Com Corporation. From October 1997 until September 1999, he was the Vice President of Business Systems Integration for PacifiCorp. From April 1997 until September 1997, Mr. Bloodworth was the Corporate Controller for AirTouch Communications. Prior to April of 1997, Mr. Bloodworth served for thirteen years in various finance capacities at PacifiCorp, including Corporate Controller.

    Mark E. Boulding became the General Counsel and Executive Vice President of Government and Regulatory Affairs when Medscape, Inc. merged with the Company in May 2000. Prior to the merger, Mr. Boulding served as the General Counsel and Vice President of Regulatory Affairs of Medscape, Inc. from June 1999 to May 2000. Prior to joining Medscape, Mr. Boulding was a lawyer in private practice in Washington D.C. from 1991 to June 1999. Mr. Boulding is a co-founder and sits on the Board of Directors of the Internet Healthcare Coalition. He also participates as Medscape's representative on the Board of Directors of the Health Internet Ethics ("Hi-Ethics") self-regulatory association and the eHealth Initiative, a nonprofit association focused on the use of technology to improve health care.

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

    Arthur N. Leibowitz, MD became the Executive Vice President, Digital Health Strategy and Business Development and a Director in December 2000. As of July 2001, Dr. Leibowitz is no longer an employee of the Company. Currently, Dr. Leibowitz is working as Co-Founder and Executive Vice President of Program Development, Strategic Planning for Health Advocate, Inc., a start-up company which provides health support services to employees at small to medium-sized companies across the country. Prior to joining the Company, he served as the Chief Medical Officer for Aetna U.S. Healthcare from 1992 to December 2000 and held various other positions from 1987 to 1992. Prior to 1987, Dr. Leibowitz was in private practice.

    Kelly Gill became the Executive Vice President, Transcription Services in May 2000 when Total eMed, Inc. was acquired by the Company. As a result of the sale of Total eMed, Inc. on August 17, 2001, Mr. Gill is no longer an employee of the Company. He had served as the Chief Operating Officer of Total eMed, Inc. since August 1999. Prior to joining Total eMed, Inc., he served as the President and Chief Executive Officer of Healthcare Innovations, Inc. from August 1997 to July 1999. From March 1995 to August 1997 he served as the President of American Rehability Services, Inc.

    Thomas M. Watson became the Executive Vice President, Application Sales in May 2000, a position he held until July 2001. Mr. Watson is no longer an employee of the Company. Prior to May 2000, he served as Senior Vice President, Worldwide Sales and Professional Services of the Company since March 1999 and from 1997 to March 1999, Mr. Watson served as Vice President, Sales. Prior to joining the Company, Mr. Watson served as Vice President of Sales at PHAMIS Inc. from 1989 to 1997. Prior to 1989, he held senior sales and management positions at McDonnell Douglas Health Systems, Shared Medical Systems, and Mercy Catholic Medical Center.

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

Item 6. Selected Financial Data

    This summary should be read together with the consolidated financial statements, notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results. On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a new entity funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash. As a result, the operations of the Company's transcription services segment have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Selected Financial Data:
Revenues	$40,805	$19,717	$16,160	$12,807	$9,664
Loss from continuing operations	(257,837)	(27,987)	(7,232)	(10,819)	(10,364)
Net loss	(321,471)	(27,987)	(7,232)	(10,819)	(10,364)
Basic and diluted loss from continuing operations per share	(5.58)	(3.07)	(1.06)	(1.64)	(1.64)
Basic and diluted net loss per share	(6.96)	(3.07)	(1.06)	(1.64)	(1.64)
Total assets	963,492	168,354	24,308	22,072	26,074
Long-term obligations, net of current portion	4,579	2,233	679	278	977
Convertible redeemable preferred stock subscribed or issued	15,800	—	49,782	42,791	35,867
Total shareholders' equity (deficit)	895,727	149,840	(32,439)	(26,093)	(15,317)

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

OVERVIEW

    Medscape was founded in 1985 as MedicaLogic, Inc., and until 2000 was solely focused on the development, marketing and support of digital health record systems. The Company expanded its products and services during 2000 as a result of its merger with Medscape, Inc., and the acquisitions of Total eMed, Inc. and AnywhereMD, Inc. These transactions added the following assets, respectively: Internet healthcare portals, Web-based transcription capability for the creation of digital health records, and wireless prescribing technology for the Palm O/STM platform. Since September 2000, the Company has done business under the name Medscape. On August 17, 2001, the Company completed the sale of Total eMed, Inc., its transcription services segment. As a result, the operations of the Company's transcription services segment have been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

    Medscape is a leading provider of digital health record systems for the healthcare industry. The DHR replaces or augments the paper medical record, provides decision support, and facilitates the flow of clinical information necessary for patient care, potentially increasing both efficiency and safety. As of December 31, 2000, Medscape DHR systems housed digital records for more than 13.4 million patients. The DHR line of business derives revenues from software licenses, monthly service subscriptions, and support and consulting fees. Customers for this product line include academic medical centers such as Baylor College of Medicine, healthcare delivery networks such as Providence Health System in Portland, Oregon (which provides regional healthcare to customers through a combination of hospitals, clinics, physician practices, and other healthcare facilities and services), and both the NASA space shuttle program and the International Space Station program.

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

    Medscape's transcription services is a Web-based medical transcription system that digitizes and transports voice across electronic networks and the Internet, and connects physicians with their medical records stored in Medscape's clinical database. The transcription services segment derives revenues from monthly subscription service fees. On August 17, 2001, the Company completed the sale of Total eMed, Inc., and as a result, the operations of the transcription services segment have been classified as discontinued operations.

    Selected financial information relating to the Company's operating segments is contained later in this section and in Note 10 of the Notes to Consolidated Financial Statements.

    The Company is working to provide new offerings to customers that combine a number of the Company's products and services, and is also supporting the creation of reports and data produced from its DHR products and Internet portals. To protect the privacy of individual, identifiable health information, these reports provide only aggregated, statistical information about substantial populations. These combined offerings will focus on the education of physicians and patients about new treatments, on improved safety and appropriateness of prescribing, on recruitment of patients for clinical research trials, or on other matters. The Company recently announced two transactions that represent these offerings. In our agreement with GlaxoSmithKline, the world's largest pharmaceutical company, we combined the sale of sponsorship and promotional services on our Internet portals with the sale of aggregated statistical data on disease management from our DHR systems. In our agreement with General Motors Corporation (GM), the nation's largest private purchaser of healthcare services, we combined GM sponsorship of sales of our DHR products and our new Medscape Mobile handheld software. These products will provide both a prescription writer and access to information from our Internet portals to physicians who treat GM patients. GM will also receive reports and other aggregated information intended to assist GM in managing the quality of healthcare for its employees, retirees, and their families. Revenues we may earn from GM depend on the combined effect of our offerings in helping GM achieve its healthcare objectives.

MERGER, ACQUISITIONS AND OTHER INVESTMENT

    The Company completed its merger with Medscape, Inc. and its acquisition of Total eMed, Inc. during May 2000 by acquiring all the outstanding capital stock of Medscape, Inc. and Total eMed, Inc. in transactions accounted for using the purchase method of accounting for acquisitions. The Company issued approximately 14,932,000 and 7,450,000 shares, respectively, of the Company's common stock in the transactions. The total purchase price, including acquisition expenses and the estimated fair value of converted warrants and options, was approximately $1,068 million, and resulted in goodwill of approximately $924 million, which is being amortized over approximately 3 to 4 years. On August 17, 2001, the Company completed the sale of Total eMed, Inc.

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

have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

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

    On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC ("Parthenon"), a Boston based private equity firm, for approximately $6.0 million in cash. The transaction was structured as a sale by Medscape Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001 and amended as of August 16, 2001. In the accompanying financial information, the operations of the Company's transcription services segment have been classified as discontinued operations. Metric data herein excludes the transcription services segment.

    On November 7, 2001, the Company executed a Restructuring Agreement with Viacom in which the parties terminated their relationship. In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid the Company $10 million in cash and transferred to the Company the 4,695,892 shares of Company common stock that were originally issued at the onset of the relationship. The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a net carrying value of approximately $56.6 million on November 7, 2001. The agreement required the Company to cease all uses of the CBS logo and trademark and the "healthwatch" trademark. The Company's consumer Web site has been renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com.

RESULTS OF OPERATIONS

    The following table sets forth the Company's revenues, operating expenses, other income and expense and net loss as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998.

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application license	25.7%	62.2%	64.4%
Subscriptions and support services	24.1	37.8	35.6
Sponsorship and advertising	50.2	—	—

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues:
Application license	3.0	5.4	5.4
Subscriptions and support services	40.6	33.3	33.7
Sponsorship and advertising	21.2	—	—
Marketing and sales	129.8	101.1	45.6
Research and development	45.6	61.6	46.7
General and administrative	40.2	25.4	6.7
Depreciation and amortization	405.0	20.7	9.5
Restructuring and other charges	60.4	—	—

Total operating expenses	745.8	247.5	147.6

Operating loss	(645.8)	(147.5)	(47.6)

Other income, net	13.9	5.6	2.9

Loss from continuing operations	(631.9)	(141.9)	(44.7)
Discontinued operations:
Loss from operations of discontinued operations	(155.9)	(141.9)	(44.7)

Net loss	(787.8)%	(141.9)%	(44.7)%

KEY METRICS

    The following table highlights the key metrics the Company uses to measure adoption of its products and services (in thousands). Metric data presented herein excludes contributions from the transcription services segment and referenced prior period data has been restated on a pro forma basis for comparability with the current presentation.

	December 31,
	2000	1999		1998
Registered Digital Health Record (DHR) application users:
Logician by Medscape	11	8		5
Medscape Mobile	43	—		—
Other Internet-based and hand-held products	11	—		—

Total registered DHR application users	65	8		5

Total Digital Health Records	13,400	8,100		5,800

Registered Internet portal users:
Physicians	560	280	(1)	39	(1)
Allied health professionals	1,600	860	(1)	72	(1)
Consumers	1,100	630	(1)	42	(1)

Total registered Internet portal users	3,260	1,770		153	(1)

(1)
Registered Internet portal users for the years ended December 31, 1999 and 1998 presented above are those of Medscape, Inc. which merged with MedicaLogic, Inc. during 2000 as described in Mergers, Acquisitions and Other Investments above.

    Clinician users of Logician by Medscape, the Company's most advanced DHR application, increased approximately 37.5% and 60.0% during each of the years ended December 31, 2000 and 1999, respectively, due to the continued adoption of Medscape's DHR applications. Medscape Mobile was launched on September 21, 2000 and at December 31, 2000, the Company had approximately 43,000 physician and other healthcare professional users of Medscape Mobile. Clinician users of the Company's other Internet-based and handheld products, including other clinical documentation applications, totaled approximately 11,000 at December 31, 2000.

    The total number of DHRs in the Company's systems at December 31, 2000, 1999, and 1998 increased approximately 65.4% and 39.7% during each of the years ended December 31, 2000 and 1999, respectively.

    Total registered users of Medscape's Internet portals was approximately 3.3 million as of December 31, 2000 and was comprised of approximately 560,000 registered physician, 1.6 million registered allied healthcare professional and 1.1 million registered consumer users.

Years Ended December 31, 2000, 1999 and 1998

Revenues

    The following table presents total revenues of the Company for each of the three years ended December 31, 2000, 1999 and 1998 (in thousands, except percentages).

	Years ended December 31,
	2000		1999		1998
Revenues:
Application license	$10,494	25.7%	$12,261	62.2%	$10,410	64.4%
Subscriptions and support services	9,828	24.1	7,456	37.8	5,750	35.6
Sponsorship and advertising	20,483	50.2	—	—	—	—

Total revenues	$40,805	100.0%	$19,717	100.0%	$16,160	100.0%

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

    For the year ended December 31, 2000, subscriptions and support services revenues increased from $7.5 million to $9.8 million, or approximately 30.7% over the year ended December 31, 1999. The increase resulted primarily from the introduction of new product offerings and businesses acquired during 2000, as well as the Company's expansion into subscription-based models for certain product offerings.

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

	Years ended December 31,
	2000		1999		1998
Revenues:
Application license	$10,494	25.7%	$12,261	62.2%	$10,410	64.4%
Subscriptions and support services	9,828	24.1	7,456	37.8	5,750	35.6
Sponsorship and advertising	20,483	50.2	—	—	—	—

Total revenues	$40,805	100.0%	$19,717	100.0%	$16,160	100.0%

Operating expenses:
Cost of revenues:
Application license	1,219	3.0	1,066	5.4	879	5.4
Subscriptions and support services	16,560	40.6	6,572	33.3	5,440	33.7
Sponsorship and advertising	8,649	21.2	—	—	—	—
Marketing and sales	52,974	129.8	19,924	101.1	7,374	45.6
Research and development	18,608	45.6	12,152	61.6	7,551	46.7
General and administrative	16,418	40.2	5,010	25.4	1,077	6.7
Depreciation and amortization	165,238	405.0	4,077	20.7	1,537	9.5
Restructuring and other charges	24,661	60.4	—	—	—	—

Total operating expenses	$304,327	745.8%	$48,801	247.5%	$23,858	147.6%

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

    Subscriptions and Support Services.  For the year ended December 31, 2000, costs of subscription and support services increased from $6.6 million to $16.6 million, or approximately 151.5% compared to the year ended December 31, 1999, primarily from additional resources required to support new product offerings. As a percentage of subscriptions and support services revenues, costs of subscription and support services inreased from 88.1% to approximately 168.5% resulting primarily from additional resources required to support the Company's new product offerings and expanded user base. During future periods, the Company expects the margins associated with subscriptions and support services to improve with revenue growth as the Company becomes more effective in utilizing the full capacity of its infrastructure through increasing adoption of Medscape's DHR products and services. The Company will continue to consume working capital to fund its operating losses until operating margins become positive.

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

    Sponsorship and Advertising.  For the year ended December 31, 2000, costs of sponsorship and advertising were $8.6 million, or approximately 42.2% of sponsorship and advertising revenues and were new costs of revenue for the Company resulting primarily from the merger with Medscape, Inc. completed during May 2000.

Sales and Marketing

    Sales and marketing expenses include costs to acquire and retain registered users of the Company's products, the operating expenses associated with ongoing sales and marketing efforts throughout the Company, and other general marketing costs to support the Company's multiple products and services.

    For the year ended December 31, 2000, sales and marketing expenses increased from $19.9 million to $53.0 million, or approximately 166.3% over the year ended December 31, 1999, and increased slightly as a percentage of total revenues from 101.1% to approximately 129.8%. The increase in sales and marketing expenses for the year ended December 31, 2000 was primarily due to the addition of costs resulting from the merger with Medscape, Inc. during 2000, including non-cash expenses related primarily to the CBS advertising and promotion agreement of approximately $5.1 million. The increase in sales and marketing expenses for the year ended December 31, 2000 was also due to the costs associated with the promotion and launch of new products, including the costs related to trade shows, public relations and advertising. In addition, the increase can be attributed to costs related to advertising and promotion for the Company's brand-building strategy, including the renaming of the Company to Medscape.

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

    For the year ended December 31, 2000, research and development expenses increased from approximately $12.2 million to $18.6 million, a 52.5% increase over the year ended December 31, 1999. The increase in research and development costs was primarily due to an increase in the number of technical employees required to support additional growth of the Company's products and services.

    For the year ended December 31, 1999, research and development expenses increased from $7.6 million to $12.2 million, or approximately 60.5% over the year ended December 31, 1998. The increases in research and development expense for the year ended 1999 resulted primarily from the inclusion of related costs resulting from the merger with Medscape, Inc. and the additional development staff and contractors required to develop new products and product upgrades, and related equipment and facilities costs totaling approximately $4.9 million.

General and Administrative

    General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company's strategic initiatives.

    For the year ended December 31, 2000, general and administrative expenses increased from $5.0 million to $16.4 million, or approximately 228.0% over the year ended December 31, 1999. The increase in general and administrative costs primarily resulted from the addition of expenses resulting from the merger during 2000 and increases in fees for professional accounting, finance, and legal services associated with compliance with public reporting requirements.

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

Depreciation and Amortization

    Depreciation and amortization expense increased to $165.2 million for the year ended December 31, 2000 compared to $4.1 million for the year ended December 31, 1999 and $1.5 million for the year ended December 31, 1998. The increase during 2000 resulted primarily of goodwill amortization from the merger with Medscape, Inc. completed in May 2000. The increase in 1999 resulted from the amortization of goodwill from the acquisition of PrimaCis Health Information Technology, Inc.

Restructuring and Other Charges

    During the year ended December 31, 2000, the Company's management approved certain restructuring plans intended to realign Medscape's organization in accordance with its major product lines, reduce infrastructure and overhead costs, and eliminate duplicative functions. Restructuring and related charges of approximately $16.3 million were expensed during the year, including non-cash charges of approximately $5.1 million to increase the reserve against shareholders' notes receivable. These charges were comprised of accrued restructuring costs, which resulted from an anticipated reduction of approximately 300 employees, or approximately 28% of the workforce, across essentially all of the Company's functions and locations, facility closure costs, including the closing of the San Francisco office, impairments of certain assets, and certain contract cancellation expenses. At December 31, 2000, approximately 240 of the estimated 300 positions have been eliminated. Approximately $1.8 million relating to these programs was included in current liabilities at December 31, 2000. The Company expects to substantially complete the initiatives contemplated in its restructuring plans during the first half of 2001. All severance payments and related charges, which consist primarily of expected payroll and related taxes, are expected to be paid by June 30, 2001. Medscape believes that, upon conclusion of its restructuring initiatives, its cost structure will be significantly reduced. However, there can be no assurance that such cost reductions can be sustained or that the estimated costs of such actions will not change.

    In accordance with the Company's policy to periodically review its long-lived assets for potential impairments, Medscape recorded an $8.3 million charge during the fourth quarter of 2000 resulting from the write-down to fair value of its investment in Lifechart.com, Inc.

Other Income

    For the year ended December 31, 2000, other income increased from $1.1 million to $5.7 million, approximately 418.2% over the year ended December 31, 1999 primarily from the increase in investment income from cash equivalents and short-term investments generated from the initial public offering. Other income increased from $0.5 million in 1998 to $1.1 million in 1999. The increase from 1998 to 1999 in other income is primarily attributable to an increase in interest earned on cash and cash equivalents and short-term investments from issuance of preferred stock and the Company's initial public offering.

Provision for Income Taxes

    As a result of net operating losses in 2000 and prior years, the Company made no provision or benefit for federal or state income taxes. As of December 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $259.8 million and research and experimentation credits of approximately $2.5 million which expire through 2020. Approximately $101.8 million of the net operating loss carryforwards are subject to an annual utilization limitation due to ownership changes in prior years.

Discontinued Operations

    Transcription services revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems.

    On August 17, 2001, the Company completed the sale of its transcription services segment. In the accompanying financial statements, the operations of the transcription services segment have been classified as discontinued operations.

    For the year ended December 31, 2000, transcription services revenues were approximately $6.6 million, and were a new source of revenue for Medscape resulting from the acquisition of Total eMed, Inc. during May 2000. For the year ended December 31, 2000, costs of transcription services was approximately $10.0 million, or approximately 152.7% of transcription services revenues.

    The Company's loss from the operations of Total eMed, Inc. and AnywhereMD, Inc. was $63,634 for the year ended December 31, 2000, which consists primarily of amortization of goodwill and intangibles of $55,290 and operating losses of $9,368.

Segment Results of Operations

    The Company currently has two reportable operating segments. For further information regarding segments please refer to Note 10—Segment Information contained in the Notes to the Consolidated Financial Statements.

    A summary of the segment financial information is as follows:

	Years Ended December 31,
	2000	1999	1998
Segment revenues:
Digital Health Record application	$20,322	$19,717	$16,160
Internet portal	20,483	—	—

Total revenues	40,805	19,717	16,160

Segment loss from operations:
Digital Health Record application	20,886	19,997	5,084
Internet portal	9,628	—	—
Consolidated and other charges	43,109	5,010	1,077
Depreciation and amortization	165,238	4,077	1,537
Restructuring and other charge	24,661	—	—

Total loss from operations	$(263,522)	$(29,084)	$(7,698)

    Digital Health Record application segment revenues include both application license revenues and subscription and support service revenues. Internet portal segment revenues consist of sponsorship and advertising revenues. For an overview of the segment revenues, please refer to the consolidated results of operations discussed earlier in this section.

Digital Health Record application

    For the year ended December 31, 2000, loss from operations for the Digital Health Record application segment increased from approximately $20.0 million to $20.9 million, a 4.5% increase over the year ended December 31, 1999. The slight increase was primarily the result of increases in application revenues, which continued to operate at a negative operating margin during 2000.

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

Liquidity and Capital Resources

    The following table calculates the net operating loss before depreciation, amortization, restructuring and other charges (in thousands):

	Years Ended December 31,
	2000	1999	1998
Operating loss	$(263,522)	$(29,084)	$(7,698)
Depreciation and amortization	165,238	4,077	1,537
Restructuring and other charges	24,661	—	—

Operating loss before depreciation, amortization, restructuring and other charges	$(73,623)	$(25,007)	$(6,161)

    As of December 31, 2000, the Company's cash and cash equivalents balance totaled $41.6 million and short-term investments totaled $9.9 million, a decrease in total of $87.3 million from the December 31, 1999 balances of $110.3 million and $28.5 million, respectively.

    The Company's operating activities resulted in net cash outflows of $75.3 million, $12.7 million, and $6.8 million for the years ended December 31, 2000, 1999 and 1998. Cash outflows in 2000, 1999 and 1998 resulted from the Company's expenditures in sales and marketing of $53.0 million, $19.9 million and $7.4 million, and research and development of $18.6 million, $12.2 million and $7.6 million, respectively, which contributed to operating losses of $263.5 million, $29.1 million and $7.7 million, respectively. Also contributing to cash outflows in 2000 were decreases in accounts payable of $5.3 million, resulting from the consolidation of accounting functions during 2000. These costs were partially offset by increases in prepaid assets of $2.4 million for purchases of prepaid maintenance contracts, prepaid insurance and prepaid royalties, and an increase of $0.6 million in deferred revenue due to the Company's increasing base of DHR application licenses.

    Investing activities resulted in net cash outflows of $4.0 million, $36.6 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash outflows in 2000 resulted from fixed asset purchases, comprised of computer hardware and software as well as leasehold improvements related to leased facilities, of approximately $17.6 million and payments related to business acquisitions of approximately $18.6 million. These costs were offset by proceeds from short-term investments of $32.2 million. Cash outflows in 1999 resulted from net purchases of investments of $22.0 million in short-term instruments, $12.5 million related to the purchase of fixed assets and $2.1 million for the acquisition of PrimaCis Health Information Technology, Inc. Cash outflows in 1998 resulted primarily from $1.3 million related to purchases of fixed assets.

    Financing activities provided cash of $10.6 million, $154.9 million and $7.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows in 2000 resulted primarily from the preferred stock subscription received in the amount of $15.8 million and the issuance of $2.6 million of common stock, offset by payments of long-term liabilities of $7.9 million. In January 2001, the Company closed a $17.8 million capital financing arrangement, of which $15.8 million had been received and recorded as preferred stock subscription received at December 31, 2000. The financing involved the issuance of 5,933,332 shares of convertible preferred stock at $3 per share. The preferred stock is convertible into common stock on a share for share basis at the option of the investors, or automatically if certain conditions are met, and is redeemable under certain circumstances. The preferred stock carries a cumulative annual dividend of $0.27 per share, and holders of the preferred stock will have a priority in bankruptcy or liquidation over all other equity holders. In connection with this financing, the Company issued warrants to purchase 4,537,254 shares of common stock at an exercise price of $.01 per share. The proceeds from the financing were allocated between the convertible preferred stock and the associated warrants at the estimated fair value. Net proceeds from this financing will be used to fund future operations. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current anticipated cash needs.

    Cash flows in 1999 resulted primarily from the Company's initial public offering of $105.2 million, the issuance of preferred stock in the amount of $47.8 million, and proceeds of $1.9 million for obligations under capital lease agreements and notes payable, net of payments made. Cash flows in 1998 resulted primarily from the issuance of preferred stock of $6.8 million. During the year ended December 31, 2000, the Company reached agreement with America Online, Inc. (AOL) to extend the due dates of certain cash payments previously required to have been made by the Company during the year. In May 2001, the Company and AOL amended the terms of their Interactive Services agreement with respect to the remaining payments under this agreement. In accordance with the amendment, the Company paid AOL $1 million in June 2001 and the remaining balance was reduced to $333,000, due in four equal monthly payments beginning May 2002 through August 2002. The amendment also requires Medscape to provide certain advertising and promotional services to AOL valued at approximately $1.3 million through August 2002. As a result of the amendment, the Company recorded a net gain of $8.5 million during the three months ended June 30, 2001, reflected as a non-recurring gain.

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

    Failure to achieve or maintain positive cash flows from operations could materially and adversely affect the market price of our common stock. We have incurred significant losses since we began doing business. As of September 30, 2001, the Company accumulated losses of approximately $1.2 billion. Further, we reported a net loss of $829.4 million, which included impairment charges of $323.9 million and losses from discontinued operations of $294.2 million, or 14.79 per share for the nine months ended September 30, 2001. We believe that additional impairment charges may be recorded in the future depending on the outcome of the strategic options process in which we are engaged, which includes the possible sale of all or parts of the Company. We may not achieve favorable operating results or profitability in the foreseeable future.

To remain competitive, we will need additional financing, which may not be available on satisfactory terms or at all.

    We expect our existing cash will be sufficient for us to meet our working capital and capital expenditure requirements for 2001. We will, however, need additional financing sooner if we:

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

We may not complete any of the strategic alternatives we are exploring.

    In July 2001 we engaged Lazard Freres & Co. LLC as our financial advisor to explore strategic alternatives, including the possible sale of the company or one or more of our lines of business. We cannot assure you that we will be able to complete a transaction on terms satisfactory to us or at all. If we do not complete a transaction, and we are unable to obtain additional financing, our business may fail.

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

Our failure to successfully introduce new products and services in a timely manner could adversely affect our business model and revenues.

    Any failure by us to introduce or enhance planned products or to introduce these products on schedule could make it difficult for us to implement our business model. Moreover, even if Medscape were able to release a new or enhanced product or service when expected, initial releases of software often contain errors or defects. For example, past releases of Medscape Logician have contained errors and defects that required us to provide corrections and other upgrades. Developing, integrating, enhancing and customizing such products and services could be expensive and time consuming.

Intense competition may lead to reduced sales of our products and services and impede our ability to achieve a significant market share.

    The health information systems technology sector in which we compete is intensely competitive and subject to fragmentation, high growth and rapid technological change. In both segments of our business, Digital Health Record applications and Internet Portals, we face significant competition from traditional healthcare information system vendors and Internet healthcare companies as they expand their product offerings. We also currently compete or potentially compete for audience attention and advertising and sponsorship expenditures with many providers of web content, information services and products, as well as traditional media and promotional efforts. Many of these companies have significantly greater financial resources than we have, as well as well-established brand names and large installed customer bases. We may be unable to compete successfully against these organizations or establish significant market share.

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

    Any significant interruption in our operations would cause our revenues to decline. We have experienced periodic system interruptions in the past, which may occur again. Any significant interruptions in our services or an increase in response time could result in a loss of potential or existing users and members, strategic partners or advertisers and sponsors and, if sustained or repeated, these interruptions could reduce the attractiveness of our web sites to these parties in the future. Our insurance policies have coverage limits that may not be adequate to compensate us for any material losses that may occur due to disruptions in our service. For the nine months ended September 30, 2001, approximately $16.9 million of our gross revenue of approximately $29.1 million was derived from our Web site operations.

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

    A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Employees who handle proprietary information may also misappropriate that information. Security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet.

Our common stock may be delisted from the Nasdaq National Market.

    Our common stock has been trading below $1.00 per share. Under the Nasdaq Rules, if our stock trades below $1.00 per share for more than thirty consecutive days, our common stock may be delisted. We are not currently in compliance with the $1.00 minimum bid price requirement, and there can be no assurance that we will ever be able to comply with this requirement. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

    On August 2, 2001, the company received notice from Nasdaq that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the Nasdaq Rules. The Company had until October 31, 2001 to regain compliance with the Rules or the Company's common stock would be subject to possible delistment from the exchange. Regaining compliance required, in part, that the Company's bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing and suspension of these rules until January 2, 2002. On October 10, 2001, the Company received formal confirmation from Nasdaq that the former matter initiated with the August 2, 2001 letter had been closed.

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

State and Federal laws that protect individual health information may limit our plans to collect and use that information.

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

Restrictions on disclosure of health information we collect may prevent us from earning any revenues by marketing and selling that information to others or subject us to legal liability.

    We intend to develop, market and sell to third parties medical information from our systems and from the systems of our partners that involves the collection, analysis and reporting of medical data and medical records, medical research, market research, outcomes and financial data pertaining to items such as prescribing patterns and usage habits. In most cases, we will remove identifying information from the data we sell, and will sell the data only in aggregate form. Some states have enacted legislation regulating the aggregation of health information and the manipulation, use and ownership of that aggregated data, even when this data does not reveal the patient's identity. Because this area of the law is rapidly changing, our collection, analysis and reporting of aggregate healthcare data maintained in our database may not at all times and in all respects comply with laws or regulations governing the ownership, collection and use of this data. Future laws or changes in current laws governing the ownership, collection and use of aggregate healthcare data may necessitate costly adaptations to our systems or limit our ability to use this data.

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

    As we add functionality to our Web sites and clinical applications, we face potential FDA regulation of software. Some computer applications and software are considered medical devices and are subject to regulation by the FDA, including pre-marketing clearance or approval and post-

marketing controls. The FDA's regulatory authority over medical devices is very broad, and in the past the FDA has expanded its regulation into new areas without any advance notice or rulemaking. If FDA regulations were directly applicable to any of our products and services, complying with those regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new products or services. In addition, we do not have any experience in preparing the required documentation for FDA clearance or approval of a medical device, including the conduct of supporting clinical trials or other studies, or complying with other FDA regulations that would apply both before and after clearance or approval. If the FDA required us to meet regulatory requirements for medical devices for some of our products (including our Web sites and clinical applications), we would face increased compliance costs and delays in bringing products to market. Because the FDA has the discretion to not approve products, we might even be completely prevented from bringing any regulated products to market, losing both the development costs we put in to the product and any potential revenues from it.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedicaLogic/Medscape, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Portland, Oregon
February 26, 2001, except for Note 1(c) as to which the date is November 27, 2001

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$41,644	$110,320
Short-term investments	9,857	28,536
Accounts receivable, net	13,428	6,473
Net assets of discontinued operations	293,855	—
Prepaid expenses and other current assets	14,272	4,515

Total current assets	373,056	149,844
Property and equipment, net	26,269	13,087
Goodwill and intangibles, net	509,274	4,988
Prepaid advertising and other assets, net	54,893	435

Total assets	$963,492	$168,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,457	$5,638
Accrued and other liabilities	21,917	2,639
Deferred revenue	10,098	3,269
Long term liabilities, current portion	12,056	2,432

Total current liabilities	46,528	13,978
Long term liabilities, net of current portion	4,579	2,233
Long term deferred revenue, net of current portion	814	1,627
Other long term liabilities	44	676

Total liabilities	51,965	18,514

Convertible redeemable preferred stock subscribed	15,800	—

Commitments and contingencies
Shareholders' equity:
Preferred stock, 50,000,000 authorized, no par value, no shares issued and outstanding at December 31, 2000 and 1999	—	—
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 55,657,348 and 32,364,391 shares at December 31, 2000 and 1999	1,255,375	229,724
Common stock notes receivable, net	(6,728)	(11,788)
Warrants	32,818	—
Deferred stock compensation	(741)	(4,570)
Accumulated deficit	(384,997)	(63,526)

Total shareholders' equity	895,727	149,840

Total liabilities and shareholders' equity	$963,492	$168,354

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2000	1999	1998
Revenues:
Application license	$10,494	$12,261	$10,410
Subscriptions and support services	9,828	7,456	5,750
Sponsorship and advertising	20,483	—	—

Total revenues	40,805	19,717	16,160

Operating expenses:
Cost of revenues:
Application license	1,219	1,066	879
Subscriptions and support services	16,560	6,572	5,440
Sponsorship and advertising	8,649	—	—
Marketing and sales	52,974	19,924	7,374
Research and development	18,608	12,152	7,551
General and administrative	16,418	5,010	1,077
Depreciation and amortization	165,238	4,077	1,537
Restructuring and other charges	24,661	—	—

Total operating expenses	304,327	48,801	23,858

Operating loss	(263,522)	(29,084)	(7,698)

Other income, net	5,685	1,097	466

Loss from continuing operations	(257,837)	(27,987)	(7,232)
Discontinued operations:
Loss from operations of discontinued operations	(63,634)	—	—

Net loss	$(321,471)	$(27,987)	$(7,232)

Basic and diluted net loss per share:
Loss from continuing operations	$(5.58)	$(3.07)	$(1.06)
Loss from discontinued operations	(1.38)	—	—

Net loss per share	$(6.96)	$(3.07)	$(1.06)

Weighted average shares:
basic and diluted	46,186,367	9,107,613	6,807,091

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

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(321,471)	$(27,987)	$(7,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	165,238	4,077	1,537
Deferred stock compensation and other non-cash charges	11,291	5,399	1,010
Loss from operations of discontinued operations	63,634	—	—
Changes in assets and liabilities, net of balances acquired:
Accounts receivable	1,104	3,106	(3,177)
Prepaid expenses and other assets	2,372	(3,822)	(239)
Accounts payable	(5,263)	4,123	(110)
Accrued liabilities	7,286	259	99
Deferred revenue	558	2,195	1,305

Net cash used in operating activities	(75,251)	(12,650)	(6,807)

Cash flows from investing activities:
Maturities (purchases) of short-term investments, net of investments acquired	32,200	(21,983)	86
Payments related to business acquisitions, net of cash acquired	(18,600)	(2,117)	(12)
Purchases of property and equipment	(17,591)	(12,507)	(1,274)

Net cash used in investing activities	(3,991)	(36,607)	(1,200)

Cash flows from financing activities:
Net proceeds from preferred stock subscription/issuance	15,800	47,758	6,794
Net proceeds from issuance of common stock	2,628	105,229	772
Proceeds from (payments of) long-term liabilities, net	(7,862)	1,872	235

Net cash provided by financing activities	10,566	154,859	7,801

Net increase (decrease) in cash and cash equivalents	(68,676)	105,602	(206)
Cash and cash equivalents, beginning of period	110,320	4,718	4,924

Cash and cash equivalents at end of period	$41,644	$110,320	$4,718

Summary of non-cash investing and financing activities:
Fair value at conversion of the outstanding common stock, options and warrants in conjunction with the business combinations with Medscape, Inc. and Total eMed, Inc. (Note 2)	$1,058,593	$—	$—
Issuance of common stock in exchange for note receivable	—	9,424	1,000
Issuance of common stock for purchase of a business	—	3,300	55
Assets acquired or exchanged under capital leases	—	1,371	62

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

(c) Discontinued Operations

    On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, a Boston based private equity firm, for approximately $6.0 million in cash. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes. Revenues for Total eMed, Inc. were approximately $6.6 million for the year ended December 31, 2000.

    During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company. Accordingly, the operations of AnywhereMD, Inc. have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes. Revenues for AnywhereMD, Inc. were approximately $0.8 million for the year ended December 31, 2000.

(d) Use of Estimates

    Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(e) Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. At December 31, 2000, cash equivalents consisted of commercial paper and a certificate of deposit.

(f) Short-Term Investments

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

(g) Concentrations of Credit Risk and Other Factors That Could Affect Future Results

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

(h) Intangible Assets

    The value ascribed to acquired intangible assets, including customer lists, trade names, and the workforces-in-place is the estimated fair value at the acquisition date. Intangible assets are amortized on a straight-line basis, over periods ranging from 2 to 5 years, which represent the estimated remaining economic lives.

(i) Property and Equipment

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

(j) Goodwill

    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions. Goodwill is amortized on a straight-line basis, over periods ranging from two to four years. The Company assesses goodwill impairment under Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, based on an undiscounted cash flows approach. Whenever events occur or circumstances change that indicate an impairment may have occurred, such as the failure of certain technology to demonstrate promise that it may gain commercial acceptance or the failure of a business segment to achieve certain performance objectives, the Company estimates the future undiscounted cash flows of the business segment to which goodwill relates. When such estimate of the future undiscounted cash flows, net of the carrying value of the net tangible and identified intangible assets, is less than the carrying amount of goodwill, the difference will be charged to operations as an impairment loss. For purposes of determining future undiscounted cash flows of the business segments to which goodwill relates, the Company, based upon historical results, current projections and internal earnings targets, determines the projected operating cash flows, net of income taxes, of the individual business segment. Through December 31, 2000, no events or circumstances occurred which resulted in an impairment or resulted in a reduction in the useful life or carrying value of goodwill.

(k) Impairment of Long-Lived Assets

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

(l) Software Development Costs

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

(m) Revenue Recognition

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

    Transcription services revenues consist of subscription fees charged for the provision of Medscape Transcription services provided to physicians and other outpatient healthcare delivery systems. Revenues from transcription services are recognized in the period in which the services are performed and when collection of the resulting receivable is probable. On August 17, 2001, the Company completed the sale of its transcription services segment. In the accompanying financial statements, the operations of the transcription services segment have been classified as discontinued operations.

(n) Income Taxes

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

(o) Stock-Based Employee Compensation

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

(p) Advertising

    The Company expenses costs of advertising when the costs are incurred. Advertising expense was approximately $5,648, $1,473 and $896 for the years ended December 31, 2000, 1999 and 1998.

(q) Net Loss Per Share

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

(r) Comprehensive Income

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

(s) Fair Value of Financial Instruments

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

(t) Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements and notes to the consolidated financial statements to conform to the current year presentation, including discontinued operations.

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

    On August 17, 2001, the Company completed the sale of its transcription segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

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

    During the three months ended June 30, 2001, the Company adopted a plan to transfer the operations and certain assets of AnywhereMD, Inc. to an employee of the Company. Accordingly, the operations of AnywhereMD, Inc. have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

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

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma financial information combines the results of operations of the Company and Medscape, Inc. assuming the merger was consummated at the beginning of the periods presented. On August 17, 2001, the Company completed the sale of its transcription segment. As a result, the operations of the Company's transcription segment have been classified as discontinued operations and are not included in the pro forma results below. The other investment referred to above was not significant and is not included in the pro forma results below. The unaudited pro forma results are not necessarily indictative of what would have occurred if the merger had been in effect for the periods presented. In addition, they are not intended to be a projection and do not reflect any synergies that might be achieved from combined operations.

	Years Ended December 31,
	2000	1999
Revenues	$49,139	$30,873
Net loss	(403,137)	(309,782)
Net loss per share—basic and diluted	$(7.78)	$(12.88)

    The above pro forma net loss amounts for the years ended December 31, 2000 and 1999 have been adjusted to include the amortization of goodwill and other intangibles related to the Medscape, Inc. merger for each period.

(3) Assets

(a) Accounts Receivable

    Accounts receivable are shown net of allowance for doubtful accounts of $1,333, $529, and $1,360 at December 31, 2000, 1999, and 1998, respectively. The following table presents a roll forward of the allowance for doubtful accounts for the indicated periods:

	December 31,
	2000	1999	1998
Balance at beginning of period	$529	$1,360	$852
Provision	1,458	505	756
Charge offs	(654)	(284)	(248)
Recoveries	—	(1,052)	—

Balance at end of period	$1,333	$529	$1,360

(b) Property and Equipment

    Property and equipment, including equipment under capital leases, consist of the following:

	December 31,
	2000	1999
Furniture and equipment	$31,219	$16,576
Leasehold improvements	7,403	1,519
Website development costs	5,121

	43,743	18,095
Less accumulated depreciation and amortization	(17,474)	(5,008)

	$26,269	$13,087

    Depreciation and amortization expense totaled approximately $14,275, $2,516 and $1,503 for the years ended December 31, 2000, 1999 and 1998, respectively.

(c) Goodwill and Intangible Assets

    Goodwill and intangible assets consist of the following:

	December 31,
	2000	1999
Goodwill	$603,678	$6,470
Member and customer list	34,200	—
Licensing agreement	14,400	—
Tradename	10,100	—
Work-in-place	3,900	—

	666,278	6,470
Less accumulated amortization	(157,004)	(1,482)

Goodwill and intangible assets, net	$509,274	$4,988

    Amortization expense totaled approximately $150,467, $1,561 and $34 at December 31, 2000, 1999 and 1998, respectively.

(d) Prepaid Advertising

    As a result of the Company's merger with Medscape, Inc. (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape, Inc.'s agreements with CBS Corporation ("CBS") which commenced on August 3, 1999. These assets primarily consist of the right to receive approximately $121.1 million of advertising and promotion from CBS. This prepaid advertising has a discounted, tax effected fair value of approximately $64.8 million, and is included in prepaid advertising and other assets. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of the remaining balance of advertising and promotion in the United States for the Company's consumer and professional web sites and other products and services. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks. See update related to these agreements in note 14(e), Subsequent Events

    Advertising services to be provided by CBS will be expensed as used over the life of the agreement. Included in sales and marketing during the year ended December 31, 2000 was approximately $4.5 million, of expense related to the utilization of advertising and promotion services under those agreements.

(4) Liabilities

(a) Leases

    The Company leases its facilities under non-cancelable operating lease agreements.

    Future minimum lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

2001	$3,468
2002	3,666
2003	3,885
2004	3,998
2005	1,708
Thereafter	3,417

Total minimum lease payments	$20,142

    Lease expense totaled approximately $4,957, $1,591 and $1,073, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

(b) Long-term liabilities

    Long-term liabilities consists of the following:

	December 31,
	2000	1999
Notes payable, monthly principal and interest payments of $4; interest at 11% per year; final payment due December 31, 2008; uncollaterized	$278	$66
Notes payable under term facility, monthly principal and interest payments of $54; interest at two-year Treasury constant maturities plus 5% per year, ranging from 9.45% to 10.43% at December 31, 2000; maturing between September 2000 and January 2002; collateralized by equipment purchased	1,271	3,006
Note payable under term facility, quarterly principal and interest payments of $38; interest at 7.96% per year; final payment due April 2001; collateralized by equipment purchased	178	307
Capital equipment leases, payable in monthly installments of $50; including interest ranging from 6% to 17% per year; due through August 2001; collateralized by equipment purchased	632	1,286
Contract payable, net of discount of $800, payments due through August 2002	14,276	—

	16,635	4,665
Long-term liabilities current portion	12,056	2,432

Long-term liabilities net of current portion	$4,579	$2,233

    At December 31, 2000, the Internet portals segment had an outstanding contract payable due to America Online (AOL) in the amount of $14,276. In January 2001, Medscape received from the holder of the contract payable a notice of breach due to the fact that the Company was delinquent on its 2001 payment to the holder of approximately $3 million. See resolution in note 14(c), Subsequent Events.

    The Company leases office furniture and equipment under long-term capital leases, which expire throughout the next year. At December 31, 2000 and 1999, the net book value of leased furniture and equipment included in property and equipment was approximately $1,072 and $1,368, respectively.

    Future maturities of notes payable for each of the years ending December 31 are as follows:

2001	$12,044
2002	4,373
2003	75
2004	31
2005	34
Thereafter	78

Total	$16,635

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

(b)  Stock Warrants

    As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At March 31, 2001, warrants to purchase 436,747 shares of the Company's common stock were exerciseable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84 per share. These warrants expire in 2006. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL has agreed to promote the Company's co-branded Websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital Cities. The purchase price of the Company's merger with Medscape, Inc. included the value of these warrants, as discussed in Note 2. The agreement also requires cash payments of $33 million to be paid to AOL, of which, the Company has paid approximately $18 million through December 31, 2000. Approximately $3.7 million is included in long-term liabilities and the remaining $11.3 million is included in the current portion of long-term liabilities at December 31, 2000. See resolution in note 14(c), Subsequent Events.

(c)  Restricted Stock Purchase Agreements

    As of the end of December 1999, the Company had sold 2,175,750 shares of common stock at prices ranging from $4.00 to $13.00 to senior management of the Company. These shares were sold under agreements, which allow the Company, at its option, to repurchase these shares at the original sale price. Under the repurchase agreements associated with 1,958,250 of these shares, the shares subject to repurchase are reduced in equal increments over 36 months from the original vesting dates which range from February 28, 1996 to December 6, 2002. At December 31, 1999 and 2000, there were approximately 1,211,328 and 250,976 shares, respectively, outstanding that were eligible for repurchase. The Company holds promissory notes totaling approximately $6.7 million of principal and interest, net of allowance of $5.1 million at December 31, 2000, from current and former senior management in consideration for the restricted stock discussed above. The notes are with recourse, not collateralized, accrue interest at 6% per year and are payable in full 10 years from the date of the loan. The Company has not waived its right to pursue collection of the amounts due under these notes, including any unpaid and accrued interest. However, based primarily on the decline in market value of the related restricted stock and the burdensome process of obtaining and enforcing judgments against our former employees to collect the notes, the Company has established an allowance for doubtful accounts in the amount of approximately $5.1 million as of December 31, 2000. In connection with these stock issuances, the Company recorded compensation expense of $398 and $986 for the years ended December 31, 2000 and 1999, respectively.

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

(6)  Other Income

    Other income consists of the following:

	Years Ended December 31,
	2000	1999	1998
Interest expense	$(482)	$(292)	$(187)
Interest income	6,132	1,876	707
Other, net	35	(487)	(54)

Total other income	$5,685	$1,097	$466

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

    The actual income tax expense differs from the expected tax expense, which is computed by applying the U.S. federal corporate income tax rate of 34% to net loss before income taxes, as follows:

	Years Ended December 31,
	2000	1999	1998
Computed expected income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income tax expense (benefit) resulting from:
State income tax benefit	(1.7)	(4.1)	(4.3)
Increase in valuation allowance	16.1	37.8	44.7
Research and development credits	(0.2)	(2.2)	(8.3)
Goodwill	19.7	—	—
Other	0.1	2.5	1.9

Income tax expense	—%	—%	—%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Years Ended December 31,
	2000	1999
Deferred tax assets:
Deferred revenue	$315	$—
Intangibles	1,864	—
Furniture and equipment due to differences in depreciation	1,514	—
Net operating loss and research and experimentation credit carryforwards	101,823	24,588
Allowance for doubtful accounts and other accruals	818	690
Other carryforwards	32	—

Gross deferred tax assets	106,366	25,278
Less valuation allowance	(106,366)	(25,084)

Net deferred tax assets	—	194
Deferred tax liabilities:
Change in method of accounting	—	(54)
Other	—	(140)

Net deferred tax liabilities	—	(194)

Net deferred tax assets and liabilities	$—	$—

    Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The valuation allowance for deferred tax assets as of December 31, 2000 was approximately $106,366. The net change in the total valuation allowance for the years ending December 31, 2000, 1999 and 1998 was an increase of approximately $81,282, $10,525 and $3,153 respectively.

    Included in the valuation allowance at December 31, 2000 is $39,708 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to reduce goodwill of acquired enterprises.

    At December 31, 2000, the Company has available federal and state net operating loss carryforwards for tax purposes of approximately $259,805 and research and experimentation credits of approximately $2,512, which expire through 2020. Approximately $101,719 of the net operating losses are subject to annual utilization limitation due to ownership changes in prior years.

(8)  Restructuring Charges

    Primarily as a result of the merger and acquisition described in Note 2, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 250 employees, or approximately 44% of the workforce, across essentially all of the Company's functions and locations, a reduction in total facilities, including closing of the San Francisco office, and impairment of certain assets.

    Restructuring charges are primarily comprised of costs associated with severance packages, cancellation of lease agreements, and impairments of abandoned technologies and property and equipment. These charges totaled approximately $16.4 million for the year ended December 31, 2000, including non-cash charges of approximately $5.1 million to increase the reserve against shareholders' notes receivable. At December 31, 2000, approximately 190 of the estimated 250 positions have been eliminated. Approximately $1.7 million relating to these programs was included in current liabilities at December 31, 2000. All severance payments and related charges, which consist primarily of expected payroll and related taxes, are expected to be paid by June 30, 2001.

    As of December 31, 2000, the following amounts were recorded:

	Employee severance and related expenses	Impairments of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total
2000 restructuring charges	$10,133	$3,108	$3,111	$16,352
Write-offs/payments	8,388	3,108	3,111	14,607

Restructuring accrual balance at December 31, 2000	$1,745	$—	$—	$1,745

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

    On August 20, 1999, Medquist MRC, Inc. filed a suit in the District Court for the Northern District of Ohio, Medquist MRC, Inc. v. John H. Dayani and Network Health Services, Inc., against Network Health Services, Inc., predecessor to Total eMed, Inc. In November of 1999, venue in the case was transferred to the United States District Court for the Middle District of Tennessee. The plaintiff filed an amended complaint on June 1, 2000 that alleges breach of fiduciary duty of loyalty, misappropriation of trade secrets, tortious interference with contract, and unjust enrichment. Specifically, Medquist MRC alleges that Dayani, who served on the Medquist MRC board of directors both prior to and after founding Network Health Services, misappropriated certain trade secrets from Medquist MRC and used those trade secrets to develop Network Health Service's business concepts and customer base. The complaint also alleges that Network Health Services committed other actionable offenses as described above. On March 14, 2001, the parties finalized a settlement of this lawsuit. None of the parties admitted to any wrong doing in the settlement. Medscape's portion of the settlement of $2 million was paid during the quarter ended March 31, 2001 and entitled Medscape to an escrow of shares established in May 2000 when Medscape agreed to acquire Total eMed, Inc.

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

    Medscape's reported segments consist of Digital Health Record (DHR) applications (application licenses and support services) and Internet portals (sponsorship and advertising). The DHR applications segment develops and markets DHR applications for physicians, healthcare professionals, and patients by using advanced technologies to link healthcare professionals and consumers to physicians. Internet Portals provide healthcare professionals and consumers with timely, relevant, and authoritative professional and consumer healthcare information available through the Company's branded media properties, including Medscape.com and Medscapehealth.com.

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

	Years Ended December 31,
	2000	1999	1998
Digital Health Record application
Revenue	$20,322	$19,717	$16,160
Operating loss	(20,886)	(29,084)	(7,698)
Internet portal
Revenue	20,483	—	—
Operating loss	(9,628)	—	—
Consolidated and other
Revenue	—	—	—
Operating loss	(43,109)	—	—

Consolidated segment totals
Revenue	40,805	19,717	16,160
Operating loss	$(73,623)	$(29,084)	$(7,698)

    The following table reconciles consolidated segment operating loss to the Company's consolidated net loss.

	Years Ended December 31,
	2000	1999	1998
Consolidated segment operating loss	$(73,623)	$(29,084)	$(7,698)
Corporate and other unallocated shared income	5,685	1,097	466
Depreciation and amortization	(165,238)	—	—
Restructuring and other charges	(24,661)

Loss from continuing operations	$(257,837)	$(27,987)	$(7,232)

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

(13)  Quarterly Financial Information (unaudited)

	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000	December 31, 1999	September 30, 1999	June 30, 1999	March 31, 1999
Revenues:
Application licenses	$3,391	$2,530	$1,134	$3,439	$4,531	$3,833	$2,390	$1,507
Subscriptions and support services	2,387	3,429	1,843	2,169	2,084	2,184	1,698	1,490
Sponsorship and advertising	8,025	6,145	6,313	—	—	—	—	—

Total revenues:	13,803	12,104	9,290	5,608	6,615	6,017	4,088	2,997
Operating expenses	106,760	98,883	76,535	22,149	20,192	13,344	8,631	6,634
Loss from continuing operations	(92,120)	(85,650)	(65,341)	(14,726)	(13,137)	(6,802)	(4,337)	(3,711)
Net loss	(116,817)	(111,058)	(78,870)	(14,726)	(13,137)	(6,802)	(4,337)	(3,711)
Net loss from continuing operations per share	(1.67)	(1.56)	(1.53)	(0.45)	(0.96)	(0.85)	(0.54)	(0.48)
Net loss per share	(2.12)	(2.02)	(1.85)	(0.45)	(0.96)	(0.85)	(0.54)	(0.48)

(14)  Subsequent Events

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

(c)  America Online (unaudited)

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

(d)  Lifechart.com (unaudited)

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

(e)  Other Subsequent Events (unaudited)

    On November 7, 2001, the Company executed a Restructuring Agreement with Viacom Inc. ("Viacom") in which the Company and Viacom terminated their relationship. In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid the Company $10 million in cash and transferred to the Company the 4,695,892 shares of Company common stock that were originally issued at the onset of the relationship. Prior to this transaction, Viacom beneficially owned approximately 8.3% of the Company's outstanding common stock. The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a carrying value of approximately $56.6 million on November 7, 2001. The agreement requires the Company to cease all uses of the CBS logo and trademark and the "healthwatch" trademark. The Company's consumer Web site will be renamed Medscape Health for Consumers and can be accessed via www.Medscapehealth.com. The agreement also terminates Viacom's right to have a representative on the Company's Board of Directors. As a result, Andrew Heyward, Viacom's representative on the Company's Board of Directors, has resigned. As a result of the disposal of the advertising inventory, the Company will recognize a loss on the disposal of approximately $46.7 million during the quarter ended December 31, 2001.

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

    On August 2, 2001, the Company received notice from Nasdaq that the Company's common stock had failed to maintain a minimum bid price of $1.00 over the prior thirty (30) consecutive trading days as required by the Nasdaq Rules. The Company had until October 31, 2001 to regain compliance with the Rules or the Company's common stock would be subject to possible delistment from the exchange. Regaining compliance required, in part, that the Company's bid price for shares of its common stock trade at or above $1.00 for a minimum of 10 consecutive trading days before October 31, 2001. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing and suspension of these rules until January 2, 2002. On October 10, 2001, the Company received formal confirmation from Nasdaq that the former matter initiated with the August 2nd letter had been closed.

    On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that the Company, a current director, a prior officer and four underwriters of our initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of our common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that our prospectus was materially false and misleading because it failed to disclose, among other things, that our lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934. We intend to vigorously defend the lawsuit.

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

    Andrew Heyward, Director.  Mr. Heyward has been a director of the Company since February 2001. As a result of the Restructuring Agreement with Viacom which was executed on November 7, 2001, Mr. Heyward has resigned from the Company's Board of Directors. Mr. Heyward has served as President of CBS News since January 1996. From October 1994 until January 1996, he was Executive Producer of "CBS Evening News with Dan Rather" and Vice President of CBS News. From February 1993 until October 1994, Mr. Heyward served as Executive Producer of the CBS News Magazine "Eye to Eye with Connie Chung." Prior to that time, he was responsible for developing CBS's "48 Hours" series. Mr. Heyward serves on the board of directors of Marketwatch.com, Inc.

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

SUMMARY COMPENSATION TABLE

						Long-term Compensation Awards
	Annual Compensation
						Restricted Stock Award(s) (1) ($)	Securities Underlying Option/SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other $				Other Compensation ($)
Mark K. Leavitt Chairman of the Board	2000 1999 1998	243,000 210,000 208,333	— 100,000 —			— 66,000 60,000	200,000 — —	— — —
David C. Moffenbeier President and Chief Executive Officer	2000 1999 1998	240,000 190,000 238,333	— 100,000 50,000			— 66,000 60,000	200,000 — —	— — —
Thomas M. Watson Executive Vice President, Application Sales	2000 1999 1998	212,500 150,000 150,000	— 107,574 75,559	105,000	(2)	— — —	75,000 — —	— —
George D. Lundberg, M.D. Executive Vice President, Editorial and Editor-in-Chief	2000 1999 1998	150,250 — —	43,858 — —			— — —	232,390 — —	84,656 — —	(7)
Blackford F. Middleton Senior Vice President Clinical Informatics (3)	2000 1999 1998	193,333 160,000 158,333	15,000 15,000 15,000	58,498 125,516 53,621	(2) (2) (2)	— 33,000 30,000	100,000 — —
Paul T. Sheils Vice Chairman of MedicaLogic/Medscape and President of Medscape (4)	2000 1999 1998	47,500 — —	46,438 — —			— — —	— — —	376,500 — —	(5)
Frank J. Spina Chief Financial Officer (6)	2000 1999 1998	172,917 47,560 —	50,000 — —			— — —	200,000 — —	112,500 — —	(5)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 16, 2001 by the Company's directors, certain executive officers and directors and executive officers as a group, and each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Viacom Inc. returned all of its shares of Common Stock to the Company on November 7, 2001.

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

	Number of Shares Beneficially Owned
Beneficial Owner	Common Stock		Preferred Stock(1)	Total	Percentage of Shares
General Motors Corporation 300 Renaissance Center Detroit, MI 48265-3000	5,000,000	(2)	0	5,000,000	8.2%
Viacom Inc. Attn: Law Department 1515 Broadway Ave New York, NY 10036-8901	4,695,892		0	4,695,892	8.4%
Entities associated with Sequoia Funds(3) 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 94025	2,803,847	(4)	0	2,803,847	4.9%
New Enterprise Associates(5) 2490 Sand Hill Road Menlo Park, CA 94025	2,353,596		0	2,353,596	4.2%
Quantum Industrial Partners LDC(6) Kaya Flamboyan 9 Willemstad, Curacao Netherlands Antilles	2,842,930	(7)	1,666,666	4,509,596	7.8%

SFM Domestic Investment LLC(8) c/o Soros Fund Management LLC 888 Seventh Avenue NewYork,NY 10016	2,842,930	(9)	1,666,666	4,509,596	7.8%
Mark A. Stevens 3000 Sand Hill Rd. Bldg. 4, Ste. 280 Menlo Park, CA 94025	2,809,680	(10)	0	2,809,680	4.9%
Ronald H. Kase 2490 Sand Hill Road Menlo Park, CA 94025	2,383,596	(11)	0	2,383,596	4.2%
Bruce M. Fried 2300 N. Street, NW Washington, DC 20037	26,250	(12)	0	26,250	*
Neal Moszkowski 888 Seventh Avenue Suite 3300 New York, NY 10106	30,000	(13)	0	30,000
C. Martin Harris, M.D. c/o Cleveland Clinic Foundation 9500 Euclid Foundation H18 Cleveland, OH 44195	0		0	0	*
Thomas A. Croskey General Motors 482-C30-D36 300 Renaissance Center Detroit, MI 48265-3000	0		0	0	*
Andrew Heyward CBS News 524 West 57 Street New York, NY 10019-2985	0		0	0	*
Mark K. Leavitt	1,155,550	(14)	0	1,155,550	2.1%
David C. Moffenbeier	729,622	(15)	0	729,622	1.3%
George D. Lundberg, M.D	122,382	(16)	0	122,382	*
Arthur N. Liebowitz, M.D.	66,668		0	66,668	*
All directors and executive officers as a group (17 persons):	7,708,927	(17)	0	7,708,927	13.7%

*
Less than one percent

(1)
Represents shares of the Company's Series 1 Preferred Stock.

(2)
Represents a warrant to purchase 5,000,000 shares of the Company's Common Stock for $2.31 a share.

(3)
Voting and investment control for Sequoia Capital Growth Fund is held by Sequoia Partners (CF) of which Donald Valentine, Pierre Lamond and Thomas F. Stephenson are general partners. Voting and investment control for Sequoia Capital VI is held by Sequoia Partners (O) of which Michael Moritz, Douglas Leone, Mark Stevens, Thomas F. Stephenson and J. Thomas McMurray are general partners. Voting and investment control for Sequoia Capital Franchise Partner and Sequoia Capital Franchise Fund is held by SCFF Management, LLC of which Michael Moritz, Douglas Leone, Mark Stevens, Thomas F. Stephenson and Michael Goguen are managing members. Michael Moritz is the general partner of Sequoia Technology Partners VI and Thomas F. Stephenson is the general partner of Sequoia Technology Partners III.

(4)
Includes shares held of record by the following funds:

Sequoia Capital Growth Fund	1,726,745
Sequoia Capital VI	400,914
Sequoia Technology Partners III	110,219
Sequoia Technology Partners VI	22,028
Sequoia Capital Franchise Fund	473,685
Sequoia Capital Franchise Partner	52,632
Sequoia 1995	17,624
Total	2,803,847
(5)
Voting and investment control lies with the general partners of New Enterprise Associates VI, Limited Partnership ("NEA VI"), NEA Partners VI, Limited Partnership ("NEA Partner VI"), is the sole general partner of NEA VI. Peter J. Barris, Nancy L. Dorman, Ronald H. Kase, C. Richard Kramlich, Thomas C. McConnell, John M. Nahra, and Charles W. Newhall III (collectively, the "General Partners") are the general partners of NEA Partners VI.

(6)
With respect to the shares held by Quantum Industrial Partners LDC, a Cayman Islands exempted limited duration company ("QIP"), QIH Management Investor, L.P., a Delaware limited partnership and minority shareholder of QIP ("QIHMI") is vested with investment discretion as to such shares. QIH Management, Inc., a Delaware corporation ("QIH" Management") is the sole General partner of QIHMI. Mr. George Soros, the sole shareholder of QIH Management, has entered into an agreement dated as of January 1, 1997 with Soros Fund Management LLC ("SFM LLC") pursuant to which he agreed to use his best efforts to cause QIH Management as the general partner of QIHMI, to act at the direction of SFM LLC with respect to QIP's shares until such time as Mr. Soros has assigned to SFM LLC the legal and beneficial ownership interest in QIH Management or the general partnership interest of QIH Management in QIHMI. Mr. Soros, in his capacity as Chairman of SFM LLC, has the ability to direct the investment decisions of SFM LLC and therefore may be deemed to have voting and dispositive power over shares held for the account of QIP.

(7)
Includes 1,274,509 shares subject to a warrant held of record by Quantum Industrial Partners LDC that is exerciseable within 60 days of April 16, 2001 at an exercise price of $0.01 per share.

(8)
With respect to the shares held by SFM Domestic Investments, LLC, a Delaware limited liability company, Mr. Soros, as sole managing member, has the ability to direct the investment decisions with respect to such shares.

(9)
Includes 1,274,509 shares subject to a warrant held of record by SFM Domestic Investment LLC that is exerciseable within 60 days of April 16, 2001 at an exercise price of $0.01 per share.

(10)
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

(11)
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

(12)
Includes 22,500 shares subject to an option held of record by Mr. Fried that is exerciseable within 60 days of April 16, 2001.

(13)
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

(14)
The share amount also includes 73,333 shares subject to an option held of record by Dr. Leavitt that is exerciseable within 60 days of April 16, 2001.

(15)
Includes 250,000 shares of common stock held of record by Elizabeth Moffenbeier, Mr. Moffenbeier's wife.

    The share amount also includes 73,333 shares subject to an option held of record by Mr. Moffenbeier that is exerciseable within 60 days of April 16, 2001.

(16)
The share amount also includes 101,181 shares subject to an option held of record by Dr. Lundberg that is exerciseable within 60 days of April 16, 2001.

(17)
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

MEDICALOGIC/MEDSCAPE, INC.
Date: November 30, 2001	By:	/s/ DONALD A. BLOODWORTH
Donald A. Bloodworth Chief Financial Officer

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