Form 10-K
period 2001-12-31
MEDICALOGIC/MEDSCAPE INC
filed 2002-04-16
CIK 923899

QuickLinks -- Click here to rapidly navigate through this document

File Number: 000-28285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Registrant's telephone number, including area code: (503) 466-3632

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's common stock held by nonaffiliates as of April 11, 2002 was approximately $10,278,072.

        The number of shares outstanding of the registrant's common stock as of April 11, 2002 was 51,808,355.

MedicaLogic/Medscape, Inc.
Annual Report on Form 10-K

Table of Contents

PART I

Item 1. Business

GENERAL

        MedicaLogic/Medscape, Inc. (together with its subsidiaries "MedicaLogic" or the "Company") was incorporated in Oregon in May 1985 as MedicaLogic, Inc. During the year ended December 31, 2001, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record ("DHR") applications, Internet Portals and Transcription Services.

        The Company's DHR applications replace or augment the paper medical record, provide decision support and facilitate the flow of clinical information necessary for patient care. The DHR applications segment derived its' revenues from software licenses, monthly service subscriptions and support and consulting fees. The Company's Internet portals included Medscape.com and CBSHealthwatch.com. The Internet Portals segment provided up-to-date medical news, articles, and conference coverage as well as accredited continuing professional education and derived its' revenues primarily from advertising and sponsorship. The transcription services segment was a web-based medical transcription service and revenues were derived from monthly service fees.

        On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC ("Parthenon"), a Boston based private equity firm, for approximately $6.0 million in cash. The transaction was structured as a sale by MedicaLogic Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001 and amended as of August 16, 2001. The sale also included the three subsidiaries of Total eMed, Inc., consisting of Total eMed of Tennessee, Inc., Total eMed Finance Co., Inc. and Total eMed Leasing Co., LLC. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. The Company's transcription services segment has been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

        On September 20, 2001, the Company completed the sale of all of the outstanding shares of AnywhereMD.com, Inc., ("AnywhereMD") to an employee of the Company. Accordingly, the operations of AnywhereMD have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

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

        On December 26, 2001, the Company completed the sale of substantially all of the assets of its Internet Portals segment to WebMD Corporation ("WebMD") for approximately $10.0 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc., MedicaLogic Enterprises, Inc. and MSCP Holdings, Inc. of substantially all of the assets of the Company's Internet portals segment, including all of the outstanding shares of Medscape Portals, Inc., pursuant to an asset purchase agreement dated as of December 26, 2001. The Company received initial proceeds of approximately $7.7 million (net of adjustments of approximately $0.8 million) from WebMD in December 2001. The remaining sales proceeds of approximately $1.5 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of December 26, 2001. The Company's Internet Portals segment has been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

        In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company's DHR segment to GE Medical Systems Information Technologies, Inc. ("GEMS") for approximately $35.3 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc. of substantially all of the assets of the Company's DHR segment pursuant to an Asset Purchase Agreement, dated as of January 24, 2002, as amended by the First Amendment to Asset Purchase Agreement, dated as of March 18, 2002, as further amended by the Second Amendment to Asset Purchase Agreement, dated as of March 25, 2002. The Company received initial proceeds of approximately $33.3 million at closing from GEMS on March 25, 2002. The remaining sales proceeds of approximately $2.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of March 25, 2002. The Company's DHR segment has been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

BANKRUPTCY

        On January 24, 2002 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors' committee has been appointed.

        Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet Portals and Transcription Services businesses, leaving their DHR business as the Debtors' primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. ("GEMS") represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors' other businesses, as well as various other contingent liabilities, from the DHR business.

        On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the "Sale Procedures Motion"). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363, and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

        By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the "Sale Procedures Order"). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35.3 million (the "DHR Sale"). The DHR Sale closed on March 25, 2002.

        The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a "bar date" on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

        Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

EMPLOYEES

        As of December 31, 2001, the Company employed approximately 200 persons. Upon successful completion of the sale of the DHR segment, the Company expects to employ between one and five individuals as required to settle the remaining affairs and liquidating the remaining assets of the Company.

Item 2. Properties

        During 2001, the Company's principal corporate offices were located in Hillsboro, Oregon, New York, New York and Franklin, Tennessee. The Company's main headquarters are in Hillsboro, Oregon.

        The Debtors have the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any unexpired leases. The Company has rejected certain unexpired leases as of this filing and the Company continues to review all unexpired leases.

        On August 17, 2001 the Company completed the sale of its Transcription Services segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations in the accompanying Annual Report on Form 10-K. Prior to the sale of Total eMed, Inc., the Company leased space for its transcription services in Franklin, Tennessee totaling approximately 26,000 square feet of space under a lease that expires in April 2005. The Company also leased a data center located in Nashville, Tennessee totaling 13,729 square feet under a lease that expires in August 2003. In addition, the Company leased space for a regional training center in Minot, North Dakota and a regional office in Altamont, New York. All of these leases were included in the sale of Total eMed, Inc. to TEM Holding LLC. The Company rejected two leases located in Tennessee that were not included in the sale to TEM Holdings, Inc.

        On December 26, 2001, the Company completed the sale of its Internet portal segment. As a result, the operations of the Company's Internet portal segment have been classified as discontinued operations in the accompanying Annual Report on Form 10-K. Prior to disposal, the Company leased space for its Internet portals segment in New York totaling approximately 83,000 square feet under two separate leasing agreements, the loft lease ("Loft Lease") and the retail lease ("Retail Lease"). The Loft Lease was included in the sale of the Internet portal segment to WebMD Corporation. The Company rejected the Retail Lease.

        On March 25, 2002, the Company completed the sale of its DHR segment. Prior to disposal, the Company leased space for its DHR segment in Hillsboro, Oregon totaling approximately 121,000 square feet under leases that expire in December 2007. The Company also leases space in Houston, Texas.

Item 3. Legal Proceedings

        On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that MedicaLogic, Inc., Mark Leavitt (current Chairman), Frank Spina (a prior officer) and four underwriters of MedicaLogic, Inc.'s initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of MedicaLogic, Inc.'s common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that the prospectus filed by MedicaLogic, Inc. was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, MedicaLogic, Inc.'s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of MedicaLogic, Inc.'s stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.

        On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape." The complaint, filed in Multnomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering. The case was moved to Washington County Circuit Court. The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering. Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been approximately $12,625,000. Subsequently, the Washington County Circuit dismissed the original complaint, but granted Sandra Leavitt leave to replead. Ms. Leavitt has done so, reducing her damage claim to "more than $4,292,500" but not defining how much more. Dr. Leavitt has moved to dismiss the amended complaint. The Washington County Circuit Court has not yet set a date for the hearing on the motion. In the meantime, discovery is continuing.

        On January 24, 2002 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors' committee has been appointed.

        Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet Portals and Transcription Services businesses, leaving their DHR business as the Debtors' primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems

Information Technologies, Inc. ("GEMS") represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors' other businesses, as well as various other contingent liabilities, from the DHR business.

        On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the "Sale Procedures Motion"). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363 and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

        By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the "Sale Procedures Order"). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35 million (the "DHR Sale"). The DHR Sale closed on March 25, 2002.

        The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a "bar date" on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

        Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

        The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

        The Company is not currently subject to any other material legal proceedings.

Item 4. Submissions of Matters to a Vote of Securities Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock trades on the over-the-counter bulletin board ("OTC") electronic quotation system under the symbol "MDLIQ". The Company no longer meets the listing requirements of the Nasdaq National Market System ("NASDAQ") and was delisted from NASDAQ effective February 15, 2002.

        As of December 31, 2001, the Company had 51,476,502 shares of common stock outstanding held by approximately 682 shareholders of record. Because brokers and other institutions on behalf of stockholders hold many such shares, the Company is unable to estimate the total number of stockholders represented by these record holders.

        The following table sets forth the high and low sales prices reported on the NASDAQ or OTC for the Company's common stock for the periods indicated:

	Quarter Ended	Low	High
2000	March 31, 2000	13.13	54.00
	June 30, 2000	5.94	19.81
	September 30, 2000	3.50	9.25
	December 31, 2000	1.50	4.97
2001	March 31, 2001	1.00	4.00
	June 30, 2001	0.55	1.86
	September 30, 2001	0.31	0.83
	December 31, 2001	0.19	0.51

        The Company has never declared or paid any cash dividends on its common stock.

        In June 2000, MedicaLogic issued 5,707 shares of Common Stock to Baylor College of Medicine pursuant to an agreement described in the Company's prospectus dated December 9, 1999 that provides for the issuance of shares of Common Stock to Baylor upon certain purchases of Logician licenses from the Company. The shares were issued to Baylor as a result of purchases of Logician licenses by institutions in Houston, Texas totaling approximately $90,000. The estimated value of the shares at the time of issuance was approximately $7.88 a share. The shares of Common Stock were offered and sold by MedicaLogic in accordance with the exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated under the Securities Act of 1933. There were no shares issued pursuant to the Baylor agreement during the year ended December 31, 2001.

Changes in Securities and Use of Proceeds

        In January 2001, the Company closed a $17.8 million capital financing arrangement. The financing involves the issuance of 5,933,332 shares of convertible preferred stock at $3 per share, with associated warrants to purchase 4,537,254 shares of common stock at an exercise price of $.01 per share. The preferred stock carries a cumulative annual dividend of $0.27 per share, is convertible into common stock on a share for share basis at the option of the investors or automatically if certain conditions are met, is redeemable under certain circumstances, is entitled to appoint a director to the Company's board of directors, and contains approval rights over certain corporate actions.

        On May 11, 2000, the Company issued approximately 7,450,000 shares of its common stock as consideration for the acquisition of Total eMed, Inc., valued at approximately $317.9 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options to purchase approximately 550,000 shares of the Company's common stock in replacement of the Total eMed options held primarily by Total eMed's employees, who joined the Company after the closing of the acquisition, valued at approximately $21.2 million.

        On May 19, 2000, the Company issued approximately 14,932,000 shares of its common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company's common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of its common stock valued at approximately $82.3 million in replacement of the Medscape, Inc., options held primarily by Medscape, Inc.'s employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

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

Item 6. Selected Financial Data

        As a result of the disposal of all of the Company's operating segments, the operations of the Company's segments have been classified as discontinued operations in the accompanying Annual Report on Form 10-K. This summary should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Selected Consolidated Financial Data:
Loss from continuing operations	$(6,637)	$(4,612)	$(3,913)	$(488)	$(993)
Discontinued operations:
Loss from operations of discontinued operations	(653,262)	(316,859)	(24,074)	(6,744)	(9,826)
Loss on disposal of discontinued operations	(249,582)	—	—	—	—

Net loss	(909,481)	(321,471)	(27,987)	(7,232)	(10,819)
Accretion of preferred stock redemption preference	(9,851)	—	—	—	—

Net loss attributable to common shareholders	$(919,332)	$(321,471)	$(27,987)	$(7,232)	$(10,819)

Basic and diluted loss per share from continuing operations, including accretion of preferred stock redemption preference	$(0.29)	$(0.10)	$(0.43)	$(0.07)	$(0.15)
Basic and diluted loss per share from discontinued operations	(16.15)	(6.86)	(2.64)	(0.99)	(1.49)

Basic and diluted net loss per share	$(16.44)	$(6.96)	$(3.07)	$(1.06)	$(1.64)

Total assets	$27,617	$923,493	$157,062	$19,590	$18,873
Other long-term obligations	221	423	1,123	136	56
Convertible redeemable preferred stock subscribed or issued	17,878	15,800	—	49,782	42,791
Total shareholders' equity (deficit)	2,044	895,727	149,840	(32,439)	(26,093)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        Except for historical information, this report contains, including the following discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, those statements using terminology such as "may", "will", "expects", "plans", "estimates", "anticipates", "potential", "believes", "intends" or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward-looking statements include statements regarding general and administrative and other operating costs. MedicaLogic wishes to caution the reader that these forward-looking statements involve risks and uncertainties regarding factors such as costs relating to the curing of claims resulting from the Company's bankruptcy proceedings, legal and other professional services, resolution of outstanding litigation, income, franchise and other taxes, and the procuring insurance coverage which are expected to be significant and may cause MedicaLogic's results to differ materially from those stated in the forward-looking statements. The following discussions also should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included herein.

OVERVIEW

        MedicaLogic/Medscape, Inc. (together with its subsidiaries "MedicaLogic" or the "Company") was incorporated in Oregon in May 1985 as MedicaLogic, Inc. During the year ended December 31, 2001, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record ("DHR") applications, Internet Portals and Transcription Services.

        The Company's DHR applications replace or augment the paper medical record, provide decision support and facilitate the flow of clinical information necessary for patient care. The DHR applications segment derived its revenues from software licenses, monthly service subscriptions and support and consulting fees. The Company's Internet portals included Medscape.com and CBSHealthwatch.com. The Internet Portals segment provided up-to-date medical news, articles, and conference coverage as well as accredited continuing professional education and derived its revenues primarily from advertising and sponsorship. The transcription services segment was a web-based medical transcription service and revenues were derived from monthly service fees.

        On August 17, 2001, the Company completed the sale of its Transcription Services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC ("Parthenon"), a Boston based private equity firm, for approximately $6.0 million in cash. The transaction was structured as a sale by MedicaLogic Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001 and amended as of August 16, 2001. The sale also included the three subsidiaries of Total eMed, Inc., consisting of Total eMed of Tennessee, Inc., Total eMed Finance Co., Inc. and Total eMed Leasing Co., LLC. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. The Company's transcription services segment has been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

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

        On December 26, 2001, the Company completed the sale of substantially all of the assets of its Internet Portals segment to WebMD Corporation ("WebMD") for approximately $10.0 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc., MedicaLogic Enterprises, Inc. and MSCP Holdings, Inc. of substantially all of the assets of the Company's Internet portals segment, including all of the outstanding shares of Medscape Portals, Inc., pursuant to an asset purchase agreement dated as of December 26, 2001. The Company received initial proceeds of approximately $7.7 million (net of adjustments of approximately $0.8 million) from WebMD in December 2001. The remaining sales proceeds of approximately $1.5 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of December 26, 2001. The Company's Internet portals segment has been classified as discontinued operations in the accompanying Annual Report on Form 10K.

        In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company's DHR segment to GE Medical Systems Information Technologies, Inc.

("GEMS") for approximately $35.3 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc. of substantially all of the assets of the Company's DHR segment pursuant to an Asset Purchase Agreement, dated as of January 24, 2002, as amended by the First Amendment to Asset Purchase Agreement, dated as of March 18, 2002, as further amended by the Second Amendment to Asset Purchase Agreement, dated as of March 25, 2002. The Company received initial proceeds of approximately $33.3 million at closing from GEMS on March 25, 2002. The remaining sales proceeds of approximately $2.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of March 25, 2002. The Company's DHR segment has been classified as discontinued operations in the accompanying Annual Report on Form 10-K.

BANKRUPTCY

        On January 24, 2002 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors' committee has been appointed.

        Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet Portals and Transcription Services businesses, leaving their DHR business as the Debtors' primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. ("GEMS") represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors' other businesses, as well as various other contingent liabilities, from the DHR business.

        On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the "Sale Procedures Motion"). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363, and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

        By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the "Sale Procedures Order"). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35.3 million (the "DHR Sale"). The DHR Sale closed on March 25, 2002.

        The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a "bar date" on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

        Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

BUSINESS COMBINATIONS, INVESTMENTS AND DISPOSALS

        The Company completed its merger with Medscape, Inc. and its acquisition of Total eMed, Inc. during May 2000 by acquiring all the outstanding capital stock of Medscape, Inc. and Total eMed, Inc. in transactions accounted for using the purchase method of accounting for acquisitions. The Company issued approximately 14,932,000 and 7,450,000 shares, respectively, of the Company's common stock in the transactions. The total purchase price, including acquisition expenses and the estimated fair value of converted warrants and options, was approximately $1,068 million, and resulted in goodwill of approximately $924 million, which was being amortized over useful lives ranging from 3 to 4 years. As discussed above, these businesses were disposed of during 2001.

        In April 2000, the Company acquired AnywhereMD.com, Inc. ("AnywhereMD") for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and was being amortized over 3 years. On September 20, 2001, the Company completed the sale of all of the outstanding shares of AnywhereMD to an employee of the Company. Accordingly, the operations of AnywhereMD have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

        The results of operations and cash flows of all acquisitions during the period have been included in the Company's consolidated financial statements from the respective date of acquisition forward.

        During June 2000, the Company acquired an approximate 10% interest in Lifechart.com, Inc. for approximately $8.3 million in cash, which is accounted for using the cost method. The Company also entered into a joint development, sales and marketing agreement with Lifechart.com. Lifechart.com failed to make a payment to the Company that was required under the agreement. By late 2000, the Company became concerned about Lifechart.com's ability to continue to fund its operations. Based on these events, in December 2000, the Company recorded a loss on its investment in Lifechart.com of approximately $8.3 million to reduce the carrying amount of the investment to its estimated fair value at December 31, 2000.

        In connection with the acquisition of Medscape, Inc., the Company acquired an investment in Softwatch, Ltd. The Company owns 3,120,510 shares of Series A Preferred Stock which is classified as a long-term investment in the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

        The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, the recoverability of intangible assets, restructuring, investments, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Certain accounting policies require higher degrees of judgment than others in their application. These include the presentation of discontinued operations, revenue recognition, and impairments and of long-lived assets. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of the Company's significant accounting policies.

Discontinued Operations

        The Company follows Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the presentation and disclosure in the financial statements of operations which have been discontinued. The Company considers components of the business that have distinct activities to be segments of the business as defined in APB No. 30. The measurement date for applying the provisions of the APB No. 30 is the date at which management having the appropriate level of authority has adopted a plan to dispose of a segment of the business. A loss on the disposal of a segment is provided for at the measurement date. If a gain on disposal is expected, it is deferred until realized, which is ordinarily the disposal date.

        The Company completed the sale of the transcription services and Internet Portals segments in the second and fourth quarters of 2001, respectively. The Company adopted a plan to dispose of the DHR segment in November 2001 and on March 25, 2002 completed the sale of this segment. In accordance with APB No. 30, the results of operations of these segments and the losses on disposal of these segments are reported in discontinued operations in the accompanying financial statements. The Company recorded a loss from operations related to these segments of approximately $653.3 million, $316.9 million and $24.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company recorded a loss disposal of these segments of approximately $249.6 million for the year ended December 31, 2001. The Company expects to record a gain on disposal of the DHR segment during the first quarter of 2002.

Revenue Recognition

        DHR revenue consists primarily of revenue from client server and Internet applications, related support services, eCommerce and data. Revenue from application license fees is generally recognized when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable.

        The Company recognizes revenue for the sale of software in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. SOP 97-2, as amended. Revenue to be earned on software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence ("VSOE"). Revenue is allocated to the elements of an arrangement using the residual method. Under the residual method, revenue is recognized as follows:

  (1)
  The total fair value of undelivered elements, as indicated by VSOE, is deferred and subsequently recognized according to the requirements of SOP 97-2.

  (2)
  The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

        The Company established sufficient VSOE to ascribe a value to consulting services and post-contract customer support based on the price charged when these elements are sold separately.

        Term based Logician licenses, including the subscription-based version of Logician and Medscape Encounter (formerly Logician Internet), are recognized on a subscription basis in accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. These arrangements do not grant the customer a license right to the software and do not provide an option to take delivery of the software. Rather, the customer pays a periodic subscription fee over a specified period of time. All subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly.

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

        Internet Portals revenues consist of advertising, sponsorship of online journals, medical conferences, market research and eCommerce. Revenues from advertising are recognized in the period in which the advertisement is displayed. Revenues from sponsored programs that offer continuing medical education credits, such as medical conferences, are recognized over the period that the minimum credit hours are delivered or the specified posting period is satisfied, providing that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from sponsored programs that do not include continuing medical education credits or specified minimum posting periods are recognized when the content is published on the Company's Web site. Revenues from sponsored content, such as clinical modules, are recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project.

        Transcription Services revenues consist of subscription fees charged for the provision of transcription services provided to physicians and other outpatient healthcare delivery systems. Revenues from transcription services are recognized in the period in which the services are performed and when collection of the resulting receivable is probable.

        In the accompanying financial statements, the operations of the DHR, Internet Portals and Transcription Services segments have been classified as discontinued operations.

Impairment of Long-Lived Assets

        The Company periodically reviews the carrying amounts of property plant and equipment, identifiable intangible assets and goodwill to determine whether current events or circumstances as defined in Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts. This review considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss would be measured by comparing the fair value of the asset with its carrying amount. During 2001, the Company recorded an impairment of goodwill and other long-lived assets of approximately $386.5 million, as a component of loss from operations of discontinued operations. In addition, the Company recorded a write-down of goodwill and other long-lived assets of $236.8 million as a component of loss on disposal of discontinued operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

Revenues and Cost of Revenues

        There are no reported revenues or costs of revenues from continuing operations for the years ended December 31, 2001, 2000 and 1999 as substantially all of the Company's net operating assets of the Internet Portals and Transcription Services segments were disposed of during 2001 and the Company adopted a plan to dispose of the DHR segment in November 2001. Therefore, substantially all operating activities, except as noted below, were reclassified as discontinued operations for the years ended December 31, 2001, 2000 and 1999.

Operating Expenses

General and Administrative

        General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company's business operations. General and administrative expenses directly associated with the disposed segments have been reclassified to loss from operations of discontinued operations.

        For the year ended December 31, 2001, general and administrative expenses decreased from $10.0 million to $7.1 million, or approximately 29.0% over the year ended December 31, 2000. The decrease in general and administrative costs is primarily due to the impact of restructuring actions undertaken during the year, reduced occupancy costs, and planned reductions in spending.

        For the year ended December 31, 2000, general and administrative expenses increased from $5.0 million to $10.0 million, or approximately 100.0% over the year ended December 31, 1999. The increase in general and administrative costs primarily resulted from the addition of expenses resulting from the merger activities during 2000 and increases in fees for professional accounting, finance, and legal services associated with compliance with public reporting requirements.

Other Income

        For the year ended December 31, 2001, other income decreased from $5.3 million to $0.5 million, or approximately 91.0% over the year ended December 31, 2000 primarily due to a decrease in the amount of income producing cash and short-term investments which were used to fund the Company's operations during the periods ended December 31, 2001.

        For the year ended December 31, 2000, other income increased from $1.1 million to $5.3 million, approximately 381.8% over the year ended December 31, 1999 primarily from the increase in investment income from cash equivalents and short-term investments generated from the initial public offering.

Discontinued Operations

Transcription Services Segment

        On August 17, 2001, the Company completed the sale of its transcription services segment. In the accompanying consolidated financial statements, the operations of the transcription services segment have been classified as discontinued operations. Transcription services revenues consist of subscription fees charged for the provision of transcription services provided to physicians and other outpatient healthcare delivery systems.

        For the years ended December 31, 2001 and 2000, transcription services revenues were approximately $6.7 million and $6.6 million, respectively, and were a new source of revenue for MedicaLogic resulting from the acquisition of Total eMed, Inc. in May 2000.

        The Company's loss from the operations of Total eMed, Inc. and AnywhereMD, Inc. was $47.9 million and $62.5 million for the years ended December 31, 2001 and 2000, respectively, which consists primarily of amortization of goodwill and intangibles of $43.1 million and $55.3 million, respectively, and operating losses of $4.8 million and $7.2 million, respectively. The loss on disposal of

Total eMed, Inc. was approximately $248.1 million and related primarily to the write-off of approximately $236.8 million of goodwill and other long-lived assets.

Internet Portals Segment

        On December 26, 2001, the Company completed the sale of its Internet Portals segment. In the accompanying consolidated financial statements, the operations of the Internet Portals segment have been classified as discontinued operations. Internet portal revenues consist primarily of income earned from sponsorship, advertising, and continuing medical education ("CME") activities, including:

  •
  Banner advertising, which is based on a specific number of impressions delivered.

  •
  Sponsorship activities from the development of client-sponsored content.

  •
  Editorial coverage of medical conferences, including continuing medical education activities.

        For the years ended December 31, 2001 and 2000, Internet Portals revenues were approximately $22.6 million and $20.5 million, respectively, and were a new source of revenue for MedicaLogic resulting from the acquisition of Medscape, Inc. during May 2000.

        The Company's loss from the operations of the Internet portals segment was $559.0 million and $180.9 million for the years ended December 31, 2001 and 2000, respectively, which consists primarily of amortization of goodwill and intangibles of $171.0 million, goodwill and intangible impairment charges of $369.4 million and operating losses of $18.6 million for the year ended December 31, 2001, and amortization of goodwill and intangibles of $126.8 million and operating losses of $54.1 million for the year ended December 31, 2000. The loss on disposal of the Internet portals segment was approximately $1.5 million and related primarily to the write-off of the remaining net assets of the business.

Digital Health Record Applications Segment

        Digital Health Record Applications ("DHR") revenues consist primarily of license sales of the Company's server-based applications as well as income earned from subscription-based applications and support services.

        In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 25, 2002, the Company completed the sale of its DHR segment. In the accompanying consolidated financial statements, the operations of the DHR segment have been classified as discontinued operations.

        For the years ended December 31, 2001, 2000 and 1999, DHR revenues were approximately $17.1 million, $20.3 million and $19.7 million, respectively.

        The Company's loss from the operations of the DHR segment was $46.4 million, $73.5 million and $24.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, which consists primarily of asset impairments of $17.1 million, amortization of goodwill and intangibles of $1.7 million and operating losses of $27.6 million for the year ended December 31, 2001, amortization of goodwill and intangibles of $1.1 million and operating losses of $72.4 million for the year ended December 31, 2000, and amortization of goodwill and intangibles of $1.5 million and operating losses of $22.6 million for the year ended December 31, 1999. The Company expects to record a gain on disposal of the DHR segment during the first quarter of 2002. As such the Company has not accrued losses from operations of the DHR segment for the period from December 31, 2001 to the disposal date.

Segment Results of Operations

        As a result of the sale of substantially all the Company's operating assets and the resulting reclassifications of the Company's results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

Liquidity and Capital Resources

        As of December 31, 2001, the Company's cash and cash equivalents balance totaled $21.3 million and decreased by $20.3 million from the December 31, 2000 balance of $41.6 million.

        The Company's operating activities, which include cash flows from discontinued operations, resulted in net cash outflows of $44.6 million, $108.5 million, and $23.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities resulted in net cash inflows of $22.5 million and $21.4 million for the years ended December 31, 2001 and 2000, respectively, and outflows of $23.9 million for the year ended December 31, 1999. Cash flows from investing activities resulted from net purchases or proceeds from short-term investments and the proceeds and payments related to business dispositions and acquisitions. Financing activities provided cash inflows of $1.7 million, $18.4 million and $153.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash inflows from financing activities resulted from the issuance of common and preferred stock during the years ended December 31, 2001, 2000 and 1999.

        MedicaLogic currently anticipates that it will continue to incur expenses and may consume a significant amount of the Company's cash resources over the next twelve months related to legal and other professional services expenses, the resolution of outstanding litigation, income, franchise and other taxes, procuring insurance coverage and the curing of claims resulting from the bankruptcy proceedings. Management believes that the Company's current cash balances, with the proceeds from the sale of the DHR business in March 2002, will be sufficient to meet its anticipated operational cash needs throughout 2002 as management continues to formulate a plan of reorganization that provides for the distribution of the remaining net assets of the Company. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company intends to dispose of its remaining assets and it is possible at the time of the sale an impairment charge may be incurred and the net proceeds from such sales may not exceed the carrying amounts of such assets.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards on the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

        The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and will fully adopt SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and evaluated for impairment through December 31, 2001 in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation requirements of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relative to discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adoption of this standard but does not expect the adoption to have a material impact on the Company's results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of any interest expense the Company must pay with respect to outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities that are tied to market rates. The Company does not plan to use derivative financial instruments in its investment portfolio. The Company plans to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At December 31, 2001, the Company's investment portfolio consists primarily of money market funds of approximately $21.2 million with an average interest rate of 1.9%. MedicaLogic had outstanding notes payable and capital equipment leases of $0.7 million at December 31, 2001 carrying an average interest rate of approximately 11.2%, which are recorded as a component of net assets of discontinued operations. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline of the fair market value of the fixed income portfolio and loans outstanding would not be material.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
MedicaLogic/Medscape, Inc.:

        We have audited the accompanying consolidated balance sheets of MedicaLogic/Medscape, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of MedicaLogic/Medscape, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedicaLogic/Medscape, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed Chapter 11 Bankruptcy and completed the sale of substantially all of its remaining net operating assets on March 25, 2002, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Portland, Oregon April 5, 2002

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$21,286	$41,644
Short-term investments	—	9,857
Net assets of discontinued operations	338	866,536
Prepaid expenses and other current assets	2,837	1,871

Total current assets	24,461	919,908
Long-term investment and other assets	3,156	3,585

Total assets	$27,617	$923,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,640	$1,234
Accrued and other liabilities	4,396	8,253
Other current liabilities	438	2,056

Total current liabilities	7,474	11,543
Other long-term liabilities	221	423

Total liabilities	7,695	11,966

Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,472,207 and no shares issued and outstanding at December 31, 2001 and 2000	17,878	15,800

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 51,476,502 and 55,657,348 shares at December 31, 2001 and 2000	1,254,458	1,255,375
Common stock notes receivable, net	(569)	(6,728)
Warrants	52,722	32,818
Deferred stock compensation	(238)	(741)
Accumulated deficit	(1,304,329)	(384,997)

Total shareholders' equity	2,044	895,727

Total liabilities and shareholders' equity	$27,617	$923,493

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2001	2000	1999
Operating expenses:
General and administrative	$7,129	$9,961	$5,010

Total operating expenses	7,129	9,961	5,010

Operating loss	(7,129)	(9,961)	(5,010)
Other income, net	492	5,349	1,097

Loss from continuing operations	(6,637)	(4,612)	(3,913)
Discontinued operations:
Loss from operations of discontinued operations	(653,262)	(316,859)	(24,074)
Loss on disposal of discontinued operations	(249,582)	—	—

Net loss	$(909,481)	$(321,471)	$(27,987)
Accretion of preferred stock redemption preference	(9,851)	—	—

Net loss attributable to common shareholders	$(919,332)	$(321,471)	$(27,987)

Basic and diluted net loss per share:
Loss from continuing operations, including accretion of preferred stock redemption preference	$(0.29)	$(0.10)	$(0.43)
Loss from discontinued operations	(16.15)	(6.86)	(2.64)

Net loss per share attributable to common shareholders	$(16.44)	$(6.96)	$(3.07)

Weighted average shares:
basic and diluted	55,931,676	46,186,367	9,107,613

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Common Stock Notes Receivable				Total Shareholders' Equity (Deficit)
					Deferred Compensation	Accumulated Deficit
	Shares	Amount		Warrants
Balance at December 31, 1998	7,127,556	$5,139	$(2,039)	$—	$—	$(35,539)	$(32,439)
Issuance of common stock for acquisition	750,000	3,300	—	—	—	—	3,300
Conversion of redeemable preferred stock to common stock	15,950,747	97,874	—	—	—	—	97,874
Issuance of restricted common stock in exchange for promissory notes	1,247,500	9,229	(9,229)	—	—	—	—
Issuance of common stock in exchange for services	65,750	1,314	(195)	—	(194)	—	925
Issuance of common stock for commission	172,763	1,987	—	—	—	—	1,987
Warrants exercised	22,500	13	—	—	—	—	13
Options exercised	242,575	869	—	—	—	—	869
Stock compensation expense	—	986	—	—	—	—	986
Interest accrued on common stock notes receivable	—	—	(325)	—	—	—	(325)
Deferred compensation related to stock options	—	4,746	—	—	(4,746)	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	370	—	370
Issuance of common stock, net of offering costs	6,785,000	104,267	—	—	—	—	104,267
Net loss	—	—	—	—	—	(27,987)	(27,987)

Balance at December 31, 1999	32,364,391	229,724	(11,788)	—	(4,570)	(63,526)	149,840
Issuance of common stock for acquisition	22,382,039	1,025,775	—	32,818	—	—	1,058,593
Issuance of common stock for employee stock purchase plan	212,156	1,026	—	—	—	—	1,026
Other repurchases	(35,536)	(46)	—	—	—	—	(46)
Options exercised	734,298	1,648	—	—	—	—	1,648
Deferred compensation related to stock options forfeited	—	(2,752)	—	—	2,752	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	679	—	679
Stock compensation expense	—	—	—	—	398	—	398
Increase common stock notes receivable reserve	—	—	5,060	—	—	—	5,060
Net loss	—	—	—	—	—	(321,471)	(321,471)

Balance at December 31, 2000	55,657,348	1,255,375	(6,728)	32,818	(741)	(384,997)	895,727
						(continued)

Balance at December 31, 2000	55,657,348	1,255,375	(6,728)	32,818	(741)	(384,997)	895,727
Conversion of redeemable preferred stock to common stock	500,000	793	—	—	—	—	793
Issuance of common stock for employee stock purchase plan	502,609	620	—	—	—	—	620
Issuance of common stock in exchange for services	287,500	216	—	—	—	—	216
Issuance of warrants in connection with preferred stock financing	—	—	—	7,980	—	—	7,980
Issuance of warrants in exchange for services	—	—	—	12,480	—	—	12,480
Cancellation of common stock from Medquist settlement	(1,163,810)	(2,000)	—	—	—	—	(2,000)
Cancellation of common stock issued to Viacom	(4,695,892)	(1,081)	—	—	—	—	(1,081)
Warrants exercised	331,018	556	—	(556)	—	—	—
Options exercised	57,729	117	—	—	—	—	117
Deferred compensation related to stock options forfeited	—	(138)	—	—	138	—	—
Amortization of deferred compensation related to stock options	—	—	—	—	365	—	365
Increase common stock notes receivable reserve	—	—	6,159	—	—	—	6,159
Accretion of preferred stock redemption preference						(9,851)	(9,851)
Net loss	—	—	—	—	—	(909,481)	(909,481)

Balance at December 31, 2001	51,476,502	$1,254,458	$(569)	$52,722	$(238)	$(1,304,329)	$2,044

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(909,481)	$(321,471)	$(27,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash loss from discontinued operations, net	869,695	208,259	1,465
Changes in assets and liabilities, net of balances acquired:
Prepaid expenses and other assets	(966)	—	(1,937)
Long-term investment and other assets	429	—	—
Accounts payable	1,406	(2,898)	3,724
Accrued liabilities	(5,475)	7,643	1,250
Other long-term liabilities	(202)	—	—

Net cash used in operating activities	(44,594)	(108,467)	(23,485)

Cash flows from investing activities:
Proceeds (payments) related to business dispositions (acquisitions)	12,642	(16,795)	(2,117)
Proceeds from sale (purchases of) short-term investments, net	9,857	38,158	(21,783)

Net cash provided by (used in) investing activities	22,499	21,363	(23,900)

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, net	1,000	15,800	47,758
Proceeds from issuance of common stock, net	737	2,628	105,229

Net cash provided by financing activities	1,737	18,428	152,987

Net increase (decrease) in cash and cash equivalents	(20,358)	(68,676)	105,602
Cash and cash equivalents, beginning of year	41,644	110,320	4,718

Cash and cash equivalents, end of year	$21,286	$41,644	$110,320

Summary of non-cash investing and financing activities:
Fair value at conversion of the outstanding common stock, options and warrants in conjunction with the business combinations with Medscape, Inc. and Total eMed, Inc. (Note 2)	$—	$1,058,593	$—
Issuance of common stock in exchange for note receivable	—	—	9,424
Issuance of common stock for purchase of a business	—	—	3,300
Accretion of preferred stock redemption preference	9,851	—	—
Conversion of preferred stock to common stock	793	—	—
Assets acquired or exchanged under capital leases	317	—	1,371

See accompanying notes to consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

        MedicaLogic/Medscape, Inc. (together with its subsidiaries "MedicaLogic" or the "Company") was incorporated in Oregon in May 1985 as MedicaLogic, Inc. During the year ended December 31, 2001, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record ("DHR") applications, Internet Portals and Transcription Services.

        On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC ("Parthenon"), a Boston based private equity firm, for approximately $6.0 million in cash. The transaction was structured as a sale by MedicaLogic Enterprises, Inc., a wholly owned subsidiary of MedicaLogic/Medscape, Inc., of all of the outstanding shares of Total eMed, Inc. pursuant to a stock purchase agreement dated as of July 31, 2001 and amended as of August 16, 2001. The sale also included the three subsidiaries of Total eMed, Inc., consisting of Total eMed of Tennessee, Inc., Total eMed Finance Co., Inc. and Total eMed Leasing Co., LLC. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. As a result, the Company's transcription services segment has been classified as discontinued operations in the consolidated financial statements.

        On September 20, 2001, the Company completed the sale of all of the outstanding shares of its subsidiary, AnywhereMD.com, Inc., ("AnywhereMD") to an employee of the Company. Accordingly, the operations of AnywhereMD have been classified as discontinued operations in the accompanying Consolidated Financial Statements and related Notes.

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

        On December 26, 2001, the Company completed the sale of substantially all of the assets of its Internet portals segment to WebMD Corporation ("WebMD") for approximately $10.0 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc., MedicaLogic Enterprises, Inc. and MSCP Holdings, Inc. of substantially all of the assets of the Company's Internet portals segment, including all of the outstanding shares of Medscape Portals, Inc., pursuant to an asset purchase agreement dated as of December 26, 2001. The Company received initial proceeds of approximately $7.7 million (net of adjustments of approximately $0.8 million) from WebMD in December 2001. The remaining sales proceeds of approximately $1.5 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of December 26, 2001. As a result, the Company's Internet portals segment has been classified as discontinued operations in the consolidated financial statements.

        In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company's DHR segment to GE Medical Systems Information Technologies, Inc. ("GEMS") for approximately $35.3 million in cash. The transaction was structured as a sale by MedicaLogic/Medscape, Inc. of substantially all of the assets of the Company's DHR segment pursuant to an Asset Purchase Agreement, dated as of January 24, 2002, as amended by the First Amendment to Asset Purchase Agreement, dated as of March 18, 2002, as further amended by the Second Amendment to Asset Purchase Agreement, dated as of March 25, 2002. The remaining sales proceeds of approximately $2.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of March 25, 2002. The Company received initial proceeds of approximately $33.3 million at closing from GEMS on March 25, 2002. As a result, the Company's DHR segment has been classified as discontinued operations in the consolidated financial statements.

        The Company intends to dispose of its remaining assets and it is possible at the time of the sale an impairment charge may be incurred and the net proceeds from such sales may not exceed the carrying amounts of such assets.

(b) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MedicaLogic/Medscape, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations and cash flows of businesses acquired are included from the date of acquisition or merger forward.

(c) Discontinued Operations

        The Company follows Accounting Principle Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the presentation and disclosure in the financial statements of operations which have been discontinued. The Company considers components of the business which have distinct activities to be segments of the business as defined in APB No. 30. The measurement date for applying the provisions of the APB 30 is the date at which management having the appropriate level of authority has adopted a plan to dispose of a segment of the business. A loss on the disposal of a segment is provided for at the measurement date. If a gain on disposal is expected, it is deferred until realized, which is ordinarily the disposal date.

Transcription Services Segment

        On August 17, 2001, the Company completed the sale of its transcription services segment. In the accompanying consolidated financial statements, the operations of the transcription services segment have been classified as discontinued operations. Transcription services revenues consist of subscription fees charged for the provision of transcription services provided to physicians and other outpatient healthcare delivery systems.

        For the years ended December 31, 2001 and 2000, transcription services revenues were approximately $6.7 million and $6.6 million, respectively, and were a new source of revenue for MedicaLogic resulting from the acquisition of Total eMed, Inc. in May 2000.

        The Company's loss from the operations of Total eMed, Inc. and AnywhereMD, Inc. was $47.9 million and $62.5 million for the years ended December 31, 2001 and 2000, respectively, which consists primarily of amortization of goodwill and intangibles of $43.1 million and $55.3 million, respectively, and operating losses of $4.8 million and $7.2 million, respectively. The loss on disposal of Total eMed, Inc. was approximately $248.1 million and related primarily to the write-off of approximately $236.8 million of goodwill and other long-lived assets.

Internet Portals Segment

        On December 26, 2001, the Company completed the sale of its Internet Portals segment. In the accompanying consolidated financial statements, the operations of the Internet Portals segment have been classified as discontinued operations. Internet portals revenues consist primarily of income earned from sponsorship, advertising, and continuing medical education ("CME") activities, including:

  •
  Banner advertising, which is based on a specific number of impressions delivered.

  •
  Sponsorship activities from the development of client-sponsored content.

  •
  Editorial coverage of medical conferences, including continuing medical education activities.

        For the years ended December 31, 2001 and 2000, Internet Portals revenues were approximately $22.6 million and $20.5 million, respectively, and were a new source of revenue for MedicaLogic resulting from the acquisition of Medscape, Inc. during May 2000.

        The Company's loss from the operations of the Internet Portals segment was $559.0 million and $180.9 million for the years ended December 31, 2001 and 2000, respectively, which consists primarily of amortization of goodwill and intangibles of $171.0 million, goodwill and intangible impairment charges of $369.4 million and operating losses of $18.6 million for the year ended December 31, 2001, and amortization of goodwill and intangibles of $126.8 million and operating losses of $54.1 million for the year ended December 31, 2000. The loss on disposal of the Internet Portals segment was approximately $1.5 million and related primarily to the write-off of the remaining net assets of the business.

Digital Health Record Application Segment

        Digital Health Record Applications ("DHR") revenues consist primarily of license sales of the Company's server-based applications as well as income earned from subscription-based applications and support services.

        In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 25, 2002, the Company completed the sale of its DHR segment. In the accompanying consolidated financial statements, the operations of the DHR segment have been classified as discontinued operations.

        For the years ended December 31, 2001, 2000 and 1999, DHR revenues were approximately $17.1 million, $20.3 million and $19.7 million, respectively.

        The Company's loss from the operations of the DHR segment was $46.4 million, $73.5 million and $24.1 million for the years ended December 31, 2001, 2000 and 1999, respectively, which consists primarily of asset impairments of $17.1 million, amortization of goodwill and intangibles of $1.7 million and operating losses of $27.6 million for the year ended December 31, 2001, amortization of goodwill and intangibles of $1.1 million and operating losses of $72.4 million for the year ended December 31, 2000, and amortization of goodwill and intangibles of $1.5 million and operating losses of $22.6 million for the year ended December 31, 1999. The Company expects to record a gain on disposal of the DHR segment during the first quarter of 2002. As such the Company has not accrued losses from operations of the DHR segment for the period from the December 31, 2001 to the disposal date.

(d) Net Assets of Discontinued Operations

        As a result of the plan to dispose of the DHR segment and the other disposals described in Note 1, the Company has accounted for substantially all of its operations as discontinued operations in the consolidated financial statements included herein. At December 31, 2001, the net assets of the DHR segment were reported as net assets of discontinued operations.

        The components of net assets from discontinued operations reported in the consolidated balance sheets are as follows:

	December 31,
	2001	2000
Cash and cash equivalents	$—	$1,896
Accounts receivable, net	3,634	16,064
Prepaid expenses and other current assets	963	12,371
Property, plant and equipment, net	5,452	34,173
Goodwill and intangibles, net	—	793,587
Other assets, net	185	51,308
Accounts payable and accrued liabilities	(2,466)	(17,214)
Deferred revenue	(6,058)	(11,362)
Long-term liabilities	(1,372)	(14,287)

	$338	$866,536

(e) Use of Estimates

        Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, restructuring, investments, contingencies and litigation. The Company's estimates are based on historical experience and other assumptions which the Company's management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or changing conditions.

(f) Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. At December 31, 2001, all cash was held in money market accounts.

(g) Short-Term Investments

        Short-term investments include various corporate debt instruments and have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2001, the Company held no short-term investments.

(h) Concentrations of Credit Risk

        The Company invests its cash, and cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

(i) Intangible Assets

        The value ascribed to acquired intangible assets, including customer lists, trade names, and the workforces-in-place is the estimated fair value at the acquisition date. Intangible assets are amortized on a straight-line basis, over periods ranging from 2 to 5 years, which represent the estimated remaining economic lives.

(j) Property and Equipment

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

(k) Goodwill

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

(l) Impairment of Long-Lived Assets

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

(m) Software Development Costs

        Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under this standard, capitalization of software development costs generally begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of the software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Through December 31, 2001, the Company has not capitalized any software development costs and charged all costs to research and development expense.

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

(n) Revenue Recognition

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

        Application license, subscriptions and support services, or Digital Health Record ("DHR") revenues consists primarily of revenue from client server and Internet applications, related support services, eCommerce and data. MedicaLogic recognizes DHR revenue from application license fees generally when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable. MedicaLogic's term based Logician licenses, including the subscription-based version of Logician and Encounter (formerly Logician Internet), are recognized on a subscription basis. The arrangements do not grant the customer a license right to the software and do not provide an option to take delivery of the software. Rather, the customer pays a periodic subscription fee over a specified period of time. All subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly. Support services consist of fees for maintenance and customer support services and consulting, training and integration fees that are recognized at the time the related services are performed. Fees for maintenance and customer support service, conveying the right to obtain upgrades, when and if available, are generally paid in advance and revenue is recognized ratably over the term of the agreement.

        Also included in DHR revenue are revenues earned from certain web-based applications, primarily the Company's ASP model. These hosting arrangements are accounted for under EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Company's ASP hosting application resides on a third party's hardware and the customer accesses and uses the software on an as-needed basis over a dedicated line. The arrangement does not grant the customer a license right to the software and does not provide an option to take delivery of the software. As such, revenues are treated as service contracts and the portion of the fee allocated to the hosting element is recognized as the service is provided. In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the Bankruptcy Court of Delaware approved the sale of substantially all the assets and operations of the DHR business to GE Medical Systems Information Technologies, Inc. In the accompanying financial statements, the operations of the DHR segment have been classified as discontinued operations.

        Sponsorship and advertising, or Internet Portals revenue, is derived from sources including advertising, sponsorship of online journals, medical conferences, market research and eCommerce. Revenues from advertising are recognized in the period in which the advertisement is displayed. Revenues from sponsored programs that offer continuing medical education credits, such as medical conferences, are recognized over the period that the minimum credit hours are delivered or the specified posting period is satisfied, providing that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from sponsored programs that do not include continuing medical education credits or specified minimum posting periods are recognized when the content is published on the Company's Web site. Revenues from sponsored content, such as clinical modules, are recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project. On December 26, 2001, the Company completed the sale of substantially all the assets and operations of its Internet Portals segment. In the accompanying financial statements, the operations of the Internet Portals segment have been classified as discontinued operations.

        Transcription Services revenues consist of subscription fees charged for the provision of transcription services provided to physicians and other outpatient healthcare delivery systems. Revenues from transcription services are recognized in the period in which the services are performed and when collection of the resulting receivable is probable. On August 17, 2001, the Company completed the sale of its Transcription Services segment. In the accompanying financial statements, the operations of the transcription services segment have been classified as discontinued operations.

(o) Income Taxes

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

(p) Stock-Based Employee Compensation

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

(q) Advertising

        The Company expenses costs of advertising as the expenses are incurred.

(r) Net Loss Per Share

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

	Years Ended December 31,
	2001	2000	1999
Shares issuable under stock options and warrants	14,954,261	9,713,909	2,069,303
Shares of restricted stock subject to repurchase	224,324	250,976	1,211,328

(s) Comprehensive Income/(Loss)

        The Company has adopted SFAS No. 130, Reporting Comprehensive Income/(Loss). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income/(loss) and its components in consolidated financial statements. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company has no material components of other comprehensive income/(loss).

(t) Fair Value of Financial Instruments

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

(u) Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements and notes to the consolidated financial statements to conform to the current year presentation, including discontinued operations.

(2) Business Combinations, Investments and Disposals

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

        The excess of purchase price over the fair value of net tangible and intangible assets (goodwill), which totaled approximately $597.2 million, was being amortized over three years. The results of operations and cash flows of Medscape, Inc. have been included in the Company's consolidated financial statements from the date of acquisition forward.

        On December 26, 2001, the Company completed the sale of its Internet Portals business. As a result, the operations of the Company's Internet Portals segment have been classified as discontinued operations (see Note 1).

Total eMed, Inc.

        In May 2000, the Company completed its acquisition of Total eMed, Inc. a Delaware corporation, issuing approximately 7,450,000 shares of the Company's common stock and assuming approximately 550,000 options in a transaction valued at approximately $343.8 million.

        The acquisition of Total eMed, Inc. was accounted for using the purchase method of accounting with the purchase price allocated to assets acquired and liabilities assumed based on their fair values. The purchase price was comprised of Company common stock issued amounting to approximately $317.9 million valued at $42.6688 per share, option rights converted into option rights of Company common stock valued at approximately $21.2 million, and professional fees amounting to approximately $4.7 million. The value of option rights converted at the acquisition date was determined in accordance with the fair value method under SFAS No. 123 using the following weighted-average assumptions: exercise price of $6.45, volatility of 100%, expected life of 3 years, interest rate of 6.5%, and no dividends. Professional fees include banking fees, legal fees, accounting fees, and fees for other related professional services.

        The purchase price over the fair value of net tangible and intangible assets (goodwill), which totaled approximately $326.8 million, was being amortized over four years. The results of operations and cash flows of Total eMed, Inc. have been included in the Company's consolidated financial statements from the date of acquisition forward.

        On August 17, 2001, the Company completed the sale of its transcription segment. As a result, the operations of Total eMed, Inc., the Company's transcription services segment, have been classified as discontinued operations (see Note 1).

Other Acquisitions and Dispositions

        In April 2000, the Company acquired AnywhereMD.com, Inc., ("AnywhereMD") for approximately $7.8 million in cash, professional fees and assumed liabilities. The acquisition was accounted for using the purchase method. The purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values on the acquisition date. The total goodwill recorded in connection with the purchase was approximately $7.7 million and was being amortized over 3 years.

        On September 20, 2001, the Company completed the sale of all of the outstanding shares of AnywhereMD to an employee of the Company. Accordingly, the operations of AnywhereMD have been classified as discontinued operations (see Note 1).

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

        In connection with the acquisition of PrimaCis, the Company entered into a separate agreement with a customer of PrimaCis under which the Company received a purchase order for 1,500 licenses. The Company delivered 500 licenses to this customer on March 31, 1999 and delivered 1,000 licenses to this customer on June 17, 1999 under a standard license agreement. An element of this agreement represents a discount on future sales. Therefore, approximately $1.9 million of the license revenue representing this element was deferred. Revenue from this element will be recognized as sales are completed in accordance with the terms of the separate agreement discussed below or, if earlier, on the expiration of the agreement. In addition, the Company performed training and implementation services on a time and materials basis to the customer. As part of a separate agreement, as amended in December 2000, if the customer or any third party in the Houston, Texas area purchases additional licenses from the Company, the Company is obligated to issue shares of common stock to this customer having a then fair market value of 25% of the price of the subsequent licenses, up to $6 million of stock. This agreement expires on December 31, 2004. The Company issued 5,707 and 172,763 shares of common stock in connection with sales to third parties in the Houston, Texas area and recorded commission expense of $45 and $1,987 during the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2001, no shares of common stock were issued pursuant to this agreement.

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

        In connection with the acquisition of Medscape, Inc., the Company acquired an investment in Softwatch, Ltd. The Company owns 3,120,510 shares of Series A Preferred Stock which is accounted for on the cost basis. The carrying value of $3,165 is classified as a long term investment in the accompanying consolidated balance sheet.

(3) Assets

Prepaid Advertising

        As a result of the Company's merger with Medscape, Inc. (Note 2), the Company acquired, among other intangible assets, certain assets related to Medscape, Inc.'s agreements with CBS Corporation ("CBS") which commenced on August 3, 1999. These assets primarily consisted of the right to receive approximately $121.1 million of advertising and promotion from CBS. This prepaid advertising has a discounted, tax effected fair value of approximately $64.8 million, and is included in prepaid advertising and other assets. Over the remainder of the seven-year term of the Advertising and Promotion Agreement, CBS was to arrange for the placement of the remaining balance of advertising and promotion in the United States for the Company's consumer and professional web sites and other products and services. Pursuant to the Trademark and Content Agreement, CBS granted the Company a license to use the "CBS" trademark and "Eye" design and to access health related news content for a seven-year period. Under the agreement CBS retained significant control over the use and presentation of the CBS health content and CBS trademarks.

        Advertising services provided by CBS have been expensed as used over the life of the agreement. Included in sales and marketing, which has been classified as loss from operations of discontinued operations, during the year ended December 31, 2001 and 2000 was approximately $4.9 million and $4.5 million, respectively, of expense related to the utilization of advertising and promotion services under those agreements.

        On November 7, 2001, the Company executed a Restructuring Agreement with Viacom, Inc. ("Viacom") in which the Company and Viacom terminated their relationship. In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid the Company $10 million in cash and transferred to the Company the 4,695,892 shares of Company common stock that were originally issued at the onset of the relationship. Prior to this transaction, Viacom beneficially owned approximately 8.3% of the Company's outstanding common stock. The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a carrying value of approximately $56.6 million on November 7, 2001. The agreement required the Company to cease all uses of the CBS logo and trademark and the "healthwatch" trademark. As a result of the disposal of the advertising inventory, the Company recognized a loss of approximately $46.7 million during the quarter ended December 31, 2001, which is included in the loss from operations of discontinued operations.

(4) Liabilities

Leases

        The Company leases its facilities under non-cancelable operating lease agreements. However,the Debtors have the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any unexpired leases. The Company has rejected three unexpired leases as of this filing. The

Bankruptcy Court has approved the rejection of two of these unexpired leases and the Company is waiting for approval on the third. The Company continues to review whether to reject all other unexpired leases. Future minimum lease payments under non-cancelable operating leases are as follows for each of the years ending December 31:

2002	$2,138
2003	2,265
2004	2,282
2005	1,833
2006	1,699
Thereafter	1,718

Total minimum lease payments	$11,935

        Lease expense totaled approximately $4,907, $4,957, and $1,591, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        The Company's board of directors administers the stock incentive plans. The board of directors has the power to determine the terms of the options or rights granted, including the exercise price, the number of shares subject to each option or right, the character of the grant, the exercisability of the grant and the form of consideration payable upon exercise of options. The board of directors may delegate administration of the stock incentive plans to a committee.

        To qualify as incentive stock options (ISOs), the exercise price must not be less than the fair market value of the common stock at the date of the grant or, in the case of incentive stock options issued to holders of more than 10% of the outstanding common stock, 110% of the fair market value. The maximum term of incentive stock options is 10 years, or five years in the case of holders of more than 10% of the Company's outstanding common stock. For incentive stock options exercisable for the first time by an employee, the aggregate fair market value of the common stock on the date of the grant may not exceed $100,000 during any calendar year.

        Options granted under the stock incentive plans are generally nontransferable and, unless otherwise determined by the board of directors, must be exercised during the period of the option holder's employment or service with the Company or within 90 days of termination of employment or service.

        The per share weighted average fair market value, as determined by applying the Black-Scholes option pricing model to stock options granted under the plans during 2001, 2000 and 1999 was $1.29, $6.22 and $5.02, respectively, on the date of grant, with the following weighted average assumptions:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	5.0%	5.10%	5.875%
Expected dividend yield	0%	0%	0%
Years of expected life	7	7	7
Expected volatility	100%	100%	100%

        The Company continues to apply APB Opinion No. 25 in accounting for the plans and compensation cost is generally not recognized for its stock options in the financial statements. The effect on the Company's net loss, had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is as follows:

	Years Ended December 31,
	2001	2000	1999
Pro forma net loss attributable to common shareholder	$(935,512)	$(326,279)	$(30,895)
Pro forma net loss per share	(16.73)	(7.06)	(3.39)

        Transactions involving the plans are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1998	1,213,406	$3.80
Granted	2,363,950	8.18
Exercised	(242,575)	3.61
Forfeited	(80,905)	4.51

Options outstanding, December 31, 1999	3,253,876	6.98
Granted	6,718,761	7.35
Assumed in merger and acquisition	2,189,770	11.15
Exercised	(734,298)	2.24
Forfeited	(2,469,200)	9.18

Options outstanding, December 31, 2000	8,958,909	7.65
Granted	818,022	1.53
Exercised	(57,729)	2.03
Forfeited	(4,886,616)	7.41

Options outstanding, December 31, 2001	4,832,586	7.04

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Price	Number of Outstanding at December 31, 2001		Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 0.03 - 1.48	563,762	8	$1.04	335,254	$1.02
1.49 - 4.00	837,443	7	3.23	573,925	3.52
4.40 - 5.37	389,410	8	4.70	364,366	4.70
5.94 - 5.94	2,000,803	8	5.94	1,318,903	5.94
6.50 - 11.22	534,673	7	8.74	440,556	8.75
13.00 - 28.44	254,923	7	17.01	184,081	17.17
13.38 - 30.19	52,804	8	30.19	51,511	30.19
30.96 - 30.96	121,647	8	30.96	114,737	30.96
33.86 - 33.86	67,551	8	33.86	62,065	33.86
36.76 - 36.76	9,570	8	36.76	9,570	36.76

$ 0.03 - 36.76	4,832,586	8	7.04	3,454,968	7.66

        At December 31, 2001, approximately 4.1 million shares were available for grant.

        The Company has deferred stock compensation of $238 at December 31, 2001. Deferred stock compensation is primarily based on the difference between the deemed fair market value of common stock and the exercise price of the option or stock on the grant date. Deferred compensation is being amortized over the vesting period of the options, which is generally three years. The Company recognized expenses of $365 in the twelve-month period ended December 31, 2001 related to these grants.

(b) Stock Warrants

        As a result of the Company's merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company's common stock. At December 31, 2001, warrants to purchase 436,747 shares of the Company's common stock were exercisable at $30.96 per share and warrants to purchase 436,747 shares of the Company's common stock were exercisable at $10.84 per share. These warrants expire in 2006. The warrants were issued in connection with an agreement with America Online, Inc. ("AOL"), under which AOL agreed to promote the Company's co-branded Websites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital Cities. The purchase price of the Company's merger with Medscape, Inc. included the value of these warrants, as discussed in Note 2. The agreement also requires cash payments of $33 million to be paid to AOL, of which, the Company paid approximately $18 million through December 31, 2000. In May 2001, the Company and AOL amended the terms of the agreement with respect to the remaining payments under this agreement. In accordance with the amendment, the Company paid AOL $1 million in June 2001 and the remaining balance was reduced to $333,000, due in four equal monthly payments beginning May 2002 through August 2002. The amendment also required MedicaLogic to provide certain advertising and promotional services to AOL valued at approximately $1.3 million through August 2002. In December 2001, this agreement was terminated and the Company has no future obligations under this contract.

        As part of a strategic alliance, General Motors Corporation (GM) received warrants for 5 million shares of common stock, valued at approximately $12.5 million. The warrants were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.31, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends. Under the terms of the agreement, the warrants were non-forfeitable and fully vested at the date of grant. In addition, GM is restricted by certain sale lock-up periods, as specified in the agreement. The value of the warrants issued under this alliance were to be amortized as a non-cash sales discount over the life of the agreement from approximately June 2001 through June 2004. As a result of the plan to dispose of the DHR segment in November 2001, the Company recognized a loss of approximately $10.2 million during the quarter ended December 31, 2001, which is included in loss from operations of discontinued operations.

(c) Restricted Stock Purchase Agreements

        The Company has sold 2,175,750 shares of common stock at prices ranging from $4.00 to $13.00 to senior management of the Company. These shares were sold under agreements, which allow the Company, at its option, to repurchase these shares at the original sale price. Under the repurchase agreements associated with 1,958,250 of these shares, the shares subject to repurchase are reduced in equal increments over 36 months from the original vesting dates which range from February 28, 1996 to December 6, 2002. At December 31, 2001 and 2000, there were approximately 224,324 and 250,976 shares, respectively, outstanding that were eligible for repurchase. The Company holds promissory notes totaling approximately $0.6 million of principal and interest, net of the reserve of $12.2 million at December 31, 2001, from current and former senior management in consideration for the restricted stock discussed above. The notes are with recourse, not collateralized, accrue interest at 6% per year and are payable in full 10 years from the date of the loan. The Company has not waived its right to pursue collection of the amounts due under these notes, including any unpaid and accrued interest. However, based primarily on the decline in market value of the related restricted stock and the burdensome process of obtaining and enforcing judgments against its former employees to collect the notes, the Company has established a reserve in the amount of approximately $12.2 million as of December 31, 2001. In connection with these stock issuances, the Company recorded compensation expense of $398 and $986 for the year ended December 31, 2000 and 1999, respectively. No compensation expense from these stock issuances was recorded during the year ended December 31, 2001.

(d) Shares Issued for Services

        In August 2000, the Company granted 41,500 stock options valued at $181 in exchange for consulting services provided by third parties. The stock options were valued using the Black-Scholes option-pricing model. The per share weighted average fair market value was $5.13 on the date of grant, with the following weighted average assumptions: risk-free interest rate of 6%, expected dividend yield of 0%, a 7-year term and an expected volatility index of 100%.

        In May 1999, the Company entered into a ten year operating lease agreement for office space, which was subsequently terminated in 2000. In connection with this lease, the Company granted options to the lessor to purchase up to 25,000 shares of common stock, at a price of $6.50 per share. The lessor is required to exercise the option within three years of the effective date of the Company's initial public offering.

        The fair value of the options to be issued to the lessor was determined by applying the Black-Scholes option-pricing model using the commitment date of the lease for performance of the lessor as the measurement date. The per share weighted average fair market value was $4.79 on the date of grant, using the following weighted average assumptions: risk-free interest rate of 5.75%, zero expected dividend yield, a three year expected life, and volatility index of 100%. The fair value of $120 was expensed upon termination of the lease in 2000.

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

        The Company's board of directors administers the ESPP. The board of directors may adopt rules and regulations for the operation of the ESPP, adopt forms for use in connection with the ESPP, decide any question of interpretation of the ESPP or rights arising under the ESPP and generally supervise the administration of the ESPP. The Company pays all expenses of the ESPP other than commissions on sales of shares for employees' accounts by the custodian.

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

        During 2001, the Company issued 502,609 shares of common stock valued at $620 under the employee stock purchase plan. In January 2002, the board of directors terminated the plan and all withholdings with respect to unpurchased shares were refunded to the participants.

        In January 2002, the Board of Directors elected to terminate the employee stock purchase plan and all withholdings with respect to unpurchased shares were refunded to the participants, (see Note 15).

(6) Convertible Redeemable Preferred Stock

        The Company issued approximately 5.9 million shares of Series 1 convertible redeemable preferred stock (Series 1 preferred stock) pursuant to a financing round that closed on January 4, 2001. As of December 31, 2000, $15.8 million had been received, in advance of the closing, and is presented in the financial statements as preferred stock subscribed. The Company received an additional $2 million in January 2001 and, at closing, paid approximately $1 million and issued warrants for 300,000 shares of Medscape common stock in fees associated with the financing. The terms for the Series 1 preferred stock are summarized below.

(a) Dividends

        Preferred shareholders are entitled to receive dividends when and if declared by the Company's board of directors at an annual rate of $0.27 per share. The right to receive dividends on preferred stock is cumulative and shall compound annually. Dividends are deemed to accrue on a daily basis, commencing on the date the Series 1 preferred stock is first issued. No dividends may be declared or paid on common stock until all declared dividends on preferred stock have been paid. As of December 31, 2001 no dividends had been declared or paid.

(b) Liquidation Preferences

        Upon dissolution, liquidation or winding up of the affairs of the Company, either voluntarily or involuntarily, the preferred shareholders receive preference in liquidation over the common shareholders of the Company. The liquidation value for each outstanding share is $3 per share, adjusted for any accrued and unpaid stock dividends.

(c) Redemption

        The preferred stock is subject to mandatory redemption features under the following circumstances (a) a change in control or (b) a trigger event. A trigger event is defined as the Company failing to obtain the shareholder approval contemplated by the Preferred Stock and Warrant Purchase Agreement. In the occurrence of either event, each holder shall have the right to require the Company to purchase all or a portion of such preferred stock, for which funds are legally available for redemption. The per share redemption price for each series of preferred stock is equal to its per share liquidation value, adjusted for any accrued and unpaid stock dividends. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company's DHR segment to GE Medical Systems Information Technologies, Inc. ("GEMS"). This transaction qualified as a change in control under the redemption provisions of the preferred stock agreements and, as such, the Company recorded accretion of preferred stock redemption preference of approximately $9.9 million during the three months ended December 31, 2001.

(d) Voting

        The holder of each share of each series of preferred stock is entitled to the number of votes the holder would be entitled to if the shares of preferred stock were converted to common stock.

(e) Conversion

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

(f) Warrants

        In addition to the shares of Series 1 preferred stock, the preferred shareholders were granted warrants for the purchase of approximately 4.5 million shares of the Company's common stock valued at approximately $7.6 million. The warrants are exercisable at the option of the holder for a period of five years, and were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $0.01, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends. At December 31, 2001, 4.2 million of these warrants remain outstanding.

        Upon closing of the Series 1 preferred stock financing round, the Company paid approximately $1 million and issued additional warrants for 300,000 shares of the Company's common stock valued at approximately $275 to the Company's placement agent. The warrants are exercisable at the option of the holder for a period of five years, and were valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $2.40, volatility of 70%, contractual life of 5 years, risk-free interest rate of 5.0% and no dividends. Total fees of approximately $1.3 million associated with the financing were netted against proceeds received. All of these warrants are outstanding at December 31, 2001.

(g) Board Representation

        The majority of the holders of the Series 1 Preferred Stock shall have the right to elect one member of the Company's board of directors.

(7) Other Income

        Other income consists of the following:

	Years Ended December 31,
	2001	2000	1999
Interest expense	$(468)	$(454)	$(292)
Interest income	1,285	5,057	1,876
Other, net	(325)	746	(487)

Total other income	$492	$5,349	$1,097

(8) Income Taxes

        The Company incurred a loss for both financial reporting and tax return purposes for the years ended December 31, 2001, 2000 and 1999. As such, there was no current or deferred tax provision allocated to the loss from continuing operations or discontinued operations for those periods.

        The actual income tax expense differs from the expected tax expense, which is computed by applying the U.S. federal corporate income tax rate of 34% to net loss from continuing operations, as follows:

	Years Ended December 31,
	2001	2000	1999
Computed expected income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income tax expense (benefit) resulting from:
State income tax benefit	(4.3)	(4.0)	(4.2)
Increase in valuation allowance	37.9	35.7	36.7
Other	0.4	2.3	1.5

Income tax expense	—%	—%	—%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Years Ended December 31,
	2001	2000
Deferred tax assets:
Deferred revenue	$—	$315
Intangibles	—	1,864
Furniture and equipment due to differences in depreciation	—	1,514
Net operating loss and research and experimentation credit carryforwards	49,822	101,823
Allowance for doubtful accounts and other accruals	1,397	818
Other carryforwards	33	32

Gross deferred tax assets	51,252	106,366
Less valuation allowance	(51,252)	(106,366)

Net deferred tax assets	—	—
Net deferred tax liabilities	—	—

Net deferred tax assets and liabilities	$—	$—

        Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was approximately $51,252 and $106,366, respectively. The net change in the total valuation allowance for the years ending December 31, 2001, 2000 and 1999 was an increase (decrease) of approximately $(55,114), $81,282 and $10,525, respectively.

        During 2001, the Company completed the sale of its Internet portals and transcription services segments including all of the outstanding shares of Medscape Portals, Inc. and Total eMed, Inc., which have been classified as discontinued operations in the accompanying Annual Report on Form 10-K. As such, a portion of the change in valuation allowance relates to deferred tax assets attributable to these entities.

        Included in the valuation allowance at December 31, 2001 and 2000 is $928 and $898 for deferred tax assets for which subsequently recognized tax benefits, if any, will be allocated to additional paid in capital.

        At December 31, 2001, the Company has available federal and state tax net operating loss carryforwards for tax purposes of approximately $120,110 and research and experimentation credits of approximately $4,258, which expire through 2021. Net operating losses and research credit carryforwards are subject to certain provisions of the Internal Revenue Code which restrict the utilization of these types of tax attributes in the event of an "ownership change" (as defined in Internal Revenue Code Section 382) referred to hereinafter as an ownership change. The Company believes it likely underwent an ownership change during 2001. Management believes this ownership change substantially limits the utilization of any net operating losses or credits incurred prior to the "change date". The Company intends to complete an analysis to determine the magnitude of the limitations related thereto. There is no assurance that the Company will ever be able to utilize any of the net operating losses or credit carryforwards shown in these financial statements and accordingly, management has established a 100 percent valuation allowance against the associated deferred tax assets to reflect this uncertainty.

(9) Restructuring Charges

        In July 2001, the Company adopted a restructuring plan, which resulted in a reduction of approximately 100 employees or approximately 22% of the workforce, excluding Total eMed, Inc., and a reduction in facilities.

        Primarily as a result of the merger and acquisitions completed in 2000, the Company adopted certain restructuring plans during the year ended December 31, 2000. The restructuring plans resulted in restructuring charges related to the consolidation of duplicate functions and activities. These actions resulted in a reduction of approximately 300 employees or approximately 28% of the workforce as of the date the respective plans were adopted, across essentially all of the Company's functions and locations, a reduction in total facilities, including the closing of the San Francisco office and the impairment of certain assets.

        Restructuring charges are primarily comprised of costs associated with employee severance, cancellation of lease agreements, and impairment of abandoned technologies, property and equipment and have been classified as loss from operations of discontinued operations. These charges amounted to approximately $2.6 million and $17.5 million for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, an accrual of approximately $0.5 million relating to these programs was included in net assets of discontinued operations.

        As of December 31, 2001, the following amounts were recorded (in thousands):

	Employee severance and related expenses	Impairment of technology and intangible assets	Abandonment and impairment of facilities, property and equipment	Total
2001 restructuring charges	$1,516	$—	$1,126	$2,642
2000 restructuring charges	11,287	3,108	3,111	17,506
Write-offs/payments	(12,803)	(3,108)	(3,761)	(19,672)

Restructuring accrual balance at December 31, 2001	$—	$—	$476	$476

        The above provisions and related restructuring reserves are estimates based on the Company's current knowledge. Adjustments to the restructuring provisions may be necessary in the future based on further developments regarding restructuring related costs. The costs associated with these restructuring plans have been included in the loss from operations of discontinued operations.

(10) Commitments and Contingencies

        In September 1999, the Company entered into a license agreement with L&H Applications USA, Inc. L&H has granted to the Company a non-exclusive, non-transferable license to incorporate L&H's product into the Company's Logician family of products. The Company may be required to make additional minimum payments in accordance with this agreement of up to $1,025 during 2002.

        In February 1999, the Company entered into an agreement to issue common stock to a customer at the fair market value up to $6,000, in consideration for allowing the Company to use this customer as a reference site. Issuance of stock is contingent upon sales of additional licenses to the customer or to third parties in the customer's geographic area. Since the date of inception, the Company has issued 178,470 shares of common stock with an estimated fair value of $9.45 per share to this customer through December 31, 2001. The Company has recorded the expense associated with this grant as a component of loss from operations of discontinued operations. The stock agreement expires December 31, 2004.

        The Company is involved in various claims and legal actions in the normal course of business. The most significant of these are described below. In the opinion of management, the ultimate disposition of outstanding claims and legal actions will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

        On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that MedicaLogic, Inc., Mark Leavitt (current Chairman), Frank Spina (a prior officer) and four underwriters of MedicaLogic, Inc.'s initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of MedicaLogic, Inc.'s common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that the prospectus filed by MedicaLogic, Inc. was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, MedicaLogic, Inc.'s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of MedicaLogic, Inc.'s stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.

        On August 7, 2001, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape." The complaint, filed in Multnomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering. The case was moved to Washington County Circuit Court. The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering. Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been approximately $12,625,000. Subsequently, the Washington County Circuit dismissed the original complaint, but granted Sandra Leavitt leave to replead. Ms. Leavitt has done so, reducing her damage claim to "more than $4,292,500" but not defining how much more. Dr. Leavitt has moved to dismiss the amended complaint. The Washington County Circuit Court has not yet set a date for the hearing on the motion. In the meantime, discovery is continuing.

        On January 24, 2002 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors' committee has been appointed. Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet Portals and Transcription Services businesses, leaving their DHR business as the Debtors' primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. ("GEMS") represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors' other businesses, as well as various other contingent liabilities, from the DHR business. On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the "Sale Procedures Motion"). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363 and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

        By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the "Sale Procedures Order"). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35 million (the "DHR Sale"). The DHR Sale closed on March 25, 2002.

        The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a "bar date" on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

        Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

        The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

        The Company is not currently subject to any other material legal proceedings.

(11) Segment Information

        As a result of the sale of substantially all the Company's operating assets and the resulting reclassifications of the Company's results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

(12) 401(k) Plan

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

(13) Related Party Transactions

        The Company has accepted promissory notes totaling $569 of principal and interest amount, net of reserve, at December 31, 2001 from its officers and certain other employees in consideration for restricted stock issued. These notes accrue interest at 6% per year and are payable in full 10 years from the date of the underlying loan. On March 25, 2002, the Company and GE Medical Systems Information Technologies, Inc. executed a definitive asset purchase agreement providing for the purchase of substantially all of the operating assets of the Company's DHR segment for $35.3 million. Included in the assets sold pursuant to this agreement were certain employee promissory notes in the amount of approximately $1.36 million, including principal and accrued interest.

        The Company also loaned an officer approximately $104 to pay for relocation expenses, under an unsecured promissory note bearing interest at 6% per year. The note is payable in full on the earlier to occur of the sale of his residence located in Portland, Oregon, the termination of his employment, or July 1, 2001. The note was paid in full plus accrued interest during 2000.

(14) Quarterly Financial Information (unaudited)

	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Operating loss	$(1,578)	$(1,164)	$(2,049)	$(2,338)	$(2,220)	$(2,356)	$(2,080)	$(3,305)
Discontinued operations:
Loss from operations of discontinued operations	(75,033)	(388,941)	(84,928)	(104,360)	(115,428)	(109,615)	(78,580)	(13,236)
Loss on disposal of discontinued operations	(3,318)	6,151	(252,415)	—	—	—	—	—
Net loss	(80,103)	(383,864)	(339,330)	(106,184)	(116,817)	(111,058)	(78,870)	(14,726)
Accretion of preferred stock redemption preference	(9,851)	—	—	—	—	—	—	—
Net loss attributable to common shareholders	(89,954)	(383,864)	(331,330)	(106,184)	(116,817)	(111,058)	(78,870)	(14,726)
Net loss per share:
Net loss from discontinued operations per share	(1.44)	(6.79)	(6.02)	(1.88)	(2.10)	(1.99)	(1.84)	(0.41)
Net loss attributable to common shareholders per share	(1.65)	(6.81)	(6.05)	(1.91)	(2.12)	(2.02)	(1.85)	(0.45)

        The four quarters for net loss per share may not add for the year because of the different number of shares outstanding during the year.

(1)
The Company recorded a loss on disposal of the Transcription Services segment during the second quarter of 2001 of approximately $252.5 million.

(2)
The Company recorded impairment charges associated with long-lived assets during the third quarter of 2001 of approximately $369.4 million.

(15) Subsequent Events

(a) Termination of Employee Stock Purchase Plan

        In January 2002, the Board of Directors elected to terminate the employee stock purchase plan described in Note 5e of the Notes to the Consolidated Financial Statements. All withholdings with respect to unpurchased shares were refunded to the participants.

(b) Bankruptcy and Sale of DHR Segment

        On January 24, 2002 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the "Debtors"), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors' committee has been appointed.

        Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet Portals and Transcription Services businesses, leaving their DHR business as the Debtors' primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. ("GEMS") represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors' other businesses, as well as various other contingent liabilities, from the DHR business.

        On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the "Sale Procedures Motion"). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363 and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

        By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the "Sale Procedures Order"). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35 million (the "DHR Sale"). The DHR Sale closed on March 25, 2002.

        The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a "bar date" on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

(c) NASDAQ Delisting

        The Company no longer meets the listing requirements of the Nasdaq National Market System ("NASDAQ") and was delisted from NASDAQ effective February 15, 2002. The Company's common stock trades on the over-the-counter bulletin board ("OTC") electronic quotation system under the symbol "MDLIQ".

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

        None

PART III

Item 10. Directors And Executive Officers Of The Registrant

DIRECTORS

        Set forth below is information as of March 27, 2002 about each director of the Company, including his or her business experience during the past five years. Our amended bylaws currently authorize no fewer than seven and no more than eleven directors. The Board of Directors presently consists of seven directors, five of whom, Mark K. Leavitt, David C. Moffenbeier, Thomas A. Croskey, C. Martin Harris and Arthur N. Leibowitz, will resign by the end of April, 2002. On March 27th, 2002, the Board of Directors amended the Company's Bylaws to authorize no fewer than two and no more than three directors effective upon the receipt of the resignations of the five directors. The remaining directors will be Bruce M. Fried and Neal Moszkowski.

Name	Age	Position
Mark K. Leavitt	51	Chairman of the Board
David C. Moffenbeier	50	Director
Thomas A. Croskey	46	Director
Bruce M. Fried	52	Director
C. Martin Harris	45	Director
Neal Moszkowski	36	Director
Arthur N. Leibowitz	54	Director

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

        C. Martin Harris, Director.    Dr. Harris has been a director of the Company since May 2000. Since 1996, Dr. Harris has served as a staff physician at the Cleveland Clinic Hospital and at the Cleveland Clinic Foundation as well as the Chief Information Officer and the Chairman of the Information Technology Division for the Cleveland Clinic Foundation. From 1987 to 1996, Dr. Harris served as attending physician for the Hospital of the University of Pennsylvania and as an assistant professor of Medicine at the University of Pennsylvania School of Medicine where he previously worked as an instructor of clinical medicine. From 1990 to 1993, Dr. Harris served as the Associate Vice President of Information Systems and Technology at the University of Pennsylvania Medical Center. Dr. Harris currently serves as a member of the board of directors for Care Management Sciences Corporation.

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

EXECUTIVE OFFICERS

Name	Age	Position
Adele Kittredge Murray	35	Chief Executive Officer and President
Mark E. Boulding	41	Secretary

        Adele Kittredge Murray became the Chief Executive Officer and President on March 27, 2002 when the Company sold substantially all the assets of the Company's DHR segment to GE Medical Systems Information Technologies, Inc. ("GEMS"). Prior to the sale to GEMS, Ms. Murray served as the Associate General Counsel of the Company from May 2000. From August 1999 to May 2000, Ms. Murray served as the Associate General Counsel of Medscape, Inc., which merged with the Company in May 2000. Prior to joining Medscape in August of 1999, Ms. Murray served as Attorney for Olsten Corporation from September 1996 to August 1999.

        Mark E. Boulding became the General Counsel and Executive Vice President of Government and Regulatory Affairs when Medscape, Inc. merged with the Company in May 2000. Prior to the merger, Mr. Boulding served as the General Counsel and Vice President of Regulatory Affairs of Medscape, Inc. from June 1999 to May 2000. Prior to joining Medscape, Mr. Boulding was a lawyer in private practice in Washington D.C. from 1991 to June 1999. Mr. Boulding is a co-founder and sits on the Board of Directors of the Internet Healthcare Coalition. He also participates as the Company's representative on the Board of Directors of the Health Internet Ethics ("Hi-Ethics") self-regulatory association and the eHealth Initiative, a nonprofit association focused on the use of technology to improve health care.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports filed.

        Based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2001 with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial owners, except that C. Martin Harris of Cleveland Clinic Foundation filed a late report with respect to the sale of 141,406 shares on March 8, 2001.

Item 11. Executive Compensation

        The table below shows the annual compensation of the Chief Executive Officer and the next six most highly compensated executive officers of the Company for the 2001, 2000 and 1999 fiscal years.

Summary Compensation Table

					Long-term Compensation Awards
	Annual Compensation
							Securities Underlying Option/SARs (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Restricted Stock Award(s)(1) ($)			Other Compensation ($)
Mark K. Leavitt Chairman of the Board (2)	2001 2000 1999	250,000 243,000 210,000	37,500 — 100,000		— 66,000		— 200,000 —	— — —
David C. Moffenbeier President and Chief Executive Officer (2)	2001 2000 1999	250,000 240,000 190,000	37,500 — 100,000		— — 66,000		— 200,000 —	— — —
Kevin D.Hutchinson Chief Operating Officer	2001 2000 1999	260,417 — —	12,500 — —		— — —		— 250,000 —	125,000 — —	(3)
Donald A. Bloodworth Chief Financial Officer (2)	2001 2000 1999	200,000 — —	60,000 — —	(6)	— — —		— 200,000 —	— — —
Mark E. Boulding General Counsel and Executive Vice President of Government and Regulatory Affairs	2001 2000 1999	200,000 200,000 125,000	— — —		100,000 — —	(6)	— 74,315 37,145	— — —
George D. Lundberg, M.D. Executive Vice President, Editorial and Editor-in-Chief (5)	2001 2000 1999	248,077 150,250 —	37,500 43,858 —		— — —		— 232,390 72,675	68,750 84,656 —	(3) (4)

(1)
These shares had been subject to a right of repurchase by the Company that has terminated. 1999 dollar values were calculated based on $4.40 per restricted share. The aggregate dollar value of these restricted shares as of December 31, 2001 was less than the consideration paid for the shares.
(2)
Upon the sale of substantially all of the DHR assets to GE Medical Systems Information Technologies, Inc. ("GEMS"), each of these officers became employees of GEMS.
(3)
Comprised of severance payments made during 2001.
(4)
Comprised of rent and relocation expense reimbursement.

(5)
Upon the sale of substantially all of the Internet Portal assets to WebMD, Dr. Lundberg became an employee of WedMD on December 26, 2001.
(6)
Donald A. Bloodworth and Mark E. Boulding were each awarded a $60,000 bonus on December 26, 2001 which were paid in January 2002.

Option Grants in Last Fiscal Year

        There were no grants of stock options to the Company's Chief Executive Officer or any of the named executive officers during the year ended December 31, 2001. The Company has never granted any stock appreciation rights.

Fiscal Year End Option Values

        The following table sets forth information concerning the number and value realized as to options exercised during 2001 and options held at December 31, 2001 by the individuals named in the Summary Compensation Table and the value of those options held at such date. The options exercised were not exercised as SARs and no SARs were held at year-end.

Aggregated Option/SAR Exercises in
Last Fiscal Year and FY-End
Option/SAR Values

			Number of Securities Underlying Unexercised Option/SARs at Fiscal Year-End		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($)
Name	Shares Acquired On Exercise	Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark K. Leavitt	—	—	113,333	86,667	(2)	(2)
David C. Moffenbeier	—	—	113,333	86,667	(2)	(2)
Kevin Hutchinson	—	—	104,167	145,833	(2)	(2)
Donald A. Bloodworth	—	—	66,666	133,334	(2)	(2)
Mark E. Boulding	—	—	78,244	33,216	(2)	(2)
George D. Lundberg, M.D.	—	—	180,918	124,147	(2)	(2)

(1)
Based on the difference between the closing price on the date of exercise and the option exercise price.

(2)
The market price of the Company's common stock on December 31, 2001 was less than the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE-IN-CONTROL ARRANGEMENTS

Mark Leavitt

        On June 19, 2001, the Company entered into an agreement to employ Dr. Leavitt as the Company's Chairman for a period of three years. The agreement provided for an annual base salary of $250,000. Upon the sale of substantially all of the DHR business to GEMS, Dr. Leavitt became an employee of GEMS and the employment agreement terminated.

David Moffenbeier

        On June 18, 2001, the Company entered into an agreement to employ Mr. Moffenbeier as the Company's Chief Executive Officer for a period of three years. The agreement provided for an annual base salary of $250,000. Upon the sale of substantially all of the DHR business to GE Medical Systems Information Technologies, Inc. ("GEMS"), Mr. Moffenbeier became an employee of GEMS and the employment agreement terminated.

Kevin Hutchinson

        On June 18, 2001, the Company entered into an agreement to employ Mr. Hutchinson as the Company's Chief Operating Officer for a period of three years. The agreement provided for an annual base salary of $250,000. The Company entered into a separation agreement with Mr. Hutchinson effective December 31, 2001. The separation agreement provided that Mr. Hutchinson would receive a cash severance payment of $125,000.

Donald Bloodworth

        On June 18, 2001, the Company entered into an agreement to employ Mr. Bloodworth as the Company's Chief Financial Officer for a period of three years. The agreement provided for an annual base salary of $200,000. Mr. Bloodworth's employment agreement was amended on January 22, 2002 to provide for a retention payment of $140,000 upon the closing of the sale of the DHR business in lieu of severance. Upon the sale of substantially all of the DHR assets to GEMS, Mr. Bloodworth became an employee of GEMS.

Mark Boulding

        On June 28, 1999, the Company entered into an agreement to employ Mr. Boulding as the Company's General Counsel and Vice President of Regulatory Affairs for a period of three years. The agreement provided for an annual base salary of $150,000. Mr. Boulding's employment agreement was amended on January 22, 2002 to provide for a retention payment of $140,000 upon the closing of the sale of the DHR business in lieu of severance.

George Lundberg

        Under a four-year employment agreement, dated February 15, 1999, George D. Lundberg became the Company's Editor in Chief at an annual base salary of $200,000. The Company entered into a separation agreement with Dr. Lundberg effective December 26, 2001. The separation agreement provided that Dr. Lundberg would receive a cash severance payment of $68,750. Upon the sale of the Internet Portal business to WebMD, Dr. Lundberg became an employee of WebMD.

Retention/Incentive/Severance Program

        On March 19, 2002, the Bankruptcy Court approved a Retention/Incentive/Severance Program to ensure that key employees continued to provide management and other necessary services essential to the continued operation of the Debtors' remaining business and the successful completion of the sale of the DHR business as a going concern. Included in the Retention/Incentive/Severance Program were the retention payments of $140,000 each to Mr. Bloodworth and Mr. Boulding.

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

Information on the Board of Directors and its Committees

        The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews and makes recommendations to the Board of Directors concerning the Company's internal accounting procedures, reviews and consults with its independent accountants on the accounting principles and auditing practices used for its financial statements, and makes recommendations to the Board of Directors concerning the engagement of independent accountants and the scope of the audit to be undertaken by the accountants. The current members of the Audit Committee are Bruce M. Fried and Neal Moszkowski. The current members of the Compensation Committee are Bruce Fried and Neal Moszkowski.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors during 2001 included C. Martin Harris, Ronald H. Kase and Mark A. Stevens, none of whom were employees of the Company. During 2000, no executive officer of the Company served as a member of the Compensation Committee (or other Board committee performing equivalent functions) or as a director of another entity, one of whose executive officers served as a member of the Compensation Committee or as a director of the Company.

Limitations on Directors' Liability and Indemnification

        The Company's 1999 restated articles of incorporation eliminate, to the fullest extent permitted by Oregon law, personal liability of a director to the Company or its shareholders for monetary damages resulting from conduct as a director. Although liability for monetary damages has been eliminated, equitable remedies such as injunctive relief or rescission remain available. In addition, a director is not relieved of his or her responsibilities under any other law, including the federal securities laws.

        The Company's articles of incorporation require it to indemnify its directors to the fullest extent not prohibited by law. The Company believes that the limitation of liability and indemnity provisions in its articles of incorporation enhance its ability to attract and retain qualified individuals to serve as directors.

        The Company carries an insurance policy for the protection of its officers and directors against any liability asserted against them in their official capacities.

        To the extent that indemnification for liabilities arising under the Securities Act may be permitted to its directors, officers or controlling persons under the above provisions, the Company has been advised that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors has furnished the following report on executive compensation. It is the duty of the Compensation Committee to set the base salary of the Company's executive officers. As of December 31, 2001, the members of the Compensation Committee were Neal Moszkowski and Mark A. Stevens, non-employee directors of the Company.

General Compensation Policy

        The fundamental policy of the Compensation Committee in compensation matters is to offer the Company's executive officers competitive compensation opportunities based upon their personal performance and their contribution to the Company's financial success. Accordingly, each executive officer's compensation package is composed of three elements: (i) base salary that is designed primarily to be competitive with base salary levels in effect both at companies within the industry that are of comparable size to the Company and at companies outside of such industry with which it competes for executive talent, (ii) bonus awards payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the Compensation Committee and (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the executive officers and the Company's shareholders.

        Factors.    The principal factors that were considered by the Compensation Committee in establishing the components of each officer's compensation package for 2001 are summarized below:

          Base salary.    The base salary for each executive officer was determined on the basis of internal comparability considerations and the base salary levels in effect for comparable positions at comparable companies, both inside and outside the industry. Salaries are reviewed on an annual basis, with adjustments to each executive officer's base salary based upon salary increases paid by the Company's competitors, changes in duties and individual performance.

          Annual Incentive Compensation.    An annual bonus may be earned by each executive officer at the discretion of the Compensation Committee. Bonuses are generally based on the following factors: (i) the extent to which company-wide performance objectives were obtained and (ii) personal performance. The bonuses paid for 2001 to each of the named executive officers is indicated in the bonus column of the Summary Compensation Table.

Compensation of the Chief Executive Officer

        In setting the compensation payable to the Company's chief executive officer, Mr. Moffenbeier, the Compensation Committee has sought to establish a competitive rate of base salary. In 2002, the Board of Directors granted Mr. Moffenbeier options to purchase 200,000 shares of the Company's common stock primarily for retention purposes.

Deductibility of Compensation

        Section 162(m) of the Code limits to $1,000,000 per person the amount that the Company may deduct for compensation paid to any of its most highly compensated officers in any year. Currently, the levels of salary and bonus generally paid by the Company do not exceed this limit. Upon the exercise of nonstatutory stock options, the excess of the current market price over the option price (option spread) is treated as compensation and, therefore, it may be possible for option exercises by an officer in any year to cause the officer's total compensation to exceed $1,000,000. Under IRS regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and it is the Company's current policy, generally, to grant options that meet those requirements.

Compensation Committee

Bruce M. Fried
Neal Moszkowski

PERFORMANCE GRAPH

        The Company completed the initial public offering of its common stock on December 9, 1999. Its common stock was traded on the Nasdaq National Market System under the symbol "MDLI" from December 10, 1999 to February 15, 2002. The Company's common stock is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "MDLIQ". Prior to December 10, 1999, there was no public market for the Company's common stock and, therefore, no quoted market prices for its common stock are available for the year ended December 31, 1998. Because there were no quoted market prices for the Company's common stock for the year ended December 31, 1998, information regarding cumulative total shareholder return on its common stock for that period, whether presented on a stand-alone basis or in comparison with the Nasdaq Composite Index or other indices, would not be meaningful.

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this document, in whole or in part, neither the preceding Executive Compensation Report, the preceding Audit Committee Report nor this performance graph shall be incorporated by reference into any such filings; nor shall such Reports or graph be incorporated by reference into any future filings.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

VOTING SECURITIES AND PRINCIPAL SHAREHOLDERS

        The following table sets forth certain information with respect to the beneficial ownership of common stock and Series 1 Preferred Stock as of April 11, 2001 by the Company's directors, certain executive officers and directors and executive officers as a group, and each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock and Series 1 Preferred Stock. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

        Unless indicated otherwise below, the address for each listed director and officer is MedicaLogic/Medscape, Inc., 20500 NW Evergreen Parkway, Hillsboro, Oregon 97124. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock and Series 1 Preferred Stock shown as beneficially owned by them. The number of shares of common stock and Series 1 Preferred Stock outstanding used in calculating the percentage for each listed person includes the shares of common stock and Series 1 Preferred Stock underlying options or warrants held by that person that are exercisable within 60 days of April 11, 2001, but excludes shares of common stock and Series 1 Preferred Stock underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 51,808,355 shares of the Company's common stock and 5,472,207 shares of the Company's Series 1 Preferred Stock outstanding as of April 11, 2001.

	Number of Shares Beneficially Owned
Beneficial Owner	Common Stock		Preferred Stock(1)	Total	Percentage of Shares

General Motors Corporation 300 Renaissance Center Detroit, MI 48265-3000	5,012,500	(2)	—	5,012,500	8.8%
Quantum Industrial Partners LDC Kaya Flamboyan 9 Willemstad, Curacao Netherlands Antilles	2,842,930	(3)	1,666,666	4,509,596	8.2%
SFM Domestic Investment LLC c/o Soros Fund Management LLC 888 Seventh Avenue New York, NY 10016	2,842,930	(4)	1,666,666	4,509,596	8.2%
Entities associated with Sequoia Funds 3000 Sand Hill Road Building 4, Suite 280 Menlo Park, CA 90425	2,803,847	(5)	—	2,803,847	5.4%
Neal Moszkowski 888 Seventh Avenue, Suite 3300 New York, NY 10106	30,000	(6)	—	30,000	*
Bruce M. Fried 2300 N. Street NW Washington, DC 20037	37,400	(7)	—	37,400	*
C. Martin Harris, M.D. c/o Cleveland Clinic Foundation 9500 Euclid Foundation H18 Cleveland, OH 44195	20,000	(8)	—	20,000	*
Thomas A. Croskey General Motors 482-C30-D36 300 Renaissance Center Detroit, MI 48265-3000	—	(9)	—	—	—

Arthur N. Leibowitz, M.D. 120 Knightsbridge Wynnewood, PA 19096	—		—	—	—
Mark K. Leavitt	1,238,556	(10)	—	1,238,556	2.4%
David C. Moffenbeier	834,622	(11)	—	834,622	1.6%
All directors and executive officers as a group (11 persons)	2,411,025	(12)	—	2,411,025	4.6%

*
Less than one percent.

(1)
Represents shares of the Company's Series 1 Preferred Stock.

(2)
Includes 5,000,000 shares subject to a warrant held of record by General Motors Corporation that is exercisable within 60 days of April 11, 2002 at an exercise price of $2.31 per share. Also includes 12,500 shares subject to an option that is exercisable within 60 days of April 11, 2001 at an exercise price of $1.24 per share.

(3)
Includes 1,274,509 shares subject to a warrant held of record by Quantum Industrial Partners LDC that is exercisable within 60 days of April 11, 2001 at an exercise price of $0.01 per share.

(4)
Includes 1,274,509 shares subject to a warrant held of record by SFM Domestic Investment LLC that is exercisable within 60 days of April 11, 2001 at an exercise price of $0.01 per share.

(5)
Includes shares held of record by the following funds:

Fund	Number of shares held of record

Sequoia Capital Growth Fund	1,726,745
Sequoia Capital VI	400,914
Sequoia Technology Partners III	110,219
Sequoia Technology Partners VI	22,028
Sequoia Capital Franchise Fund	473,685
Sequoia Capital Franchise Partners	52,632
Sequoia 1995	17,624

Total	2,803,847

(6)
All of these shares are subject to an option that is exercisable within 60 days of April 11, 2001 at an exercise price of $6.50 per share. Mr. Moszkowski is an employee of Soros Fund Management LLC, which is the principal investment advisor to Quantum Industrial Partners LDC. Mr. Moszkowski is also a non-managing member of SFM Domestic Investments LLC. Mr. Moszkowski does not have voting or dispositive power over shares held of record by Quantum Industrial Partners LDC or SFM Domestic Investments LLC.

(7)
Includes 32,500 shares subject to an option held of record by Mr. Fried that is exercisable within 60 days of April 11, 2001 at a weighted average price of $3.76 per share.

(8)
All these shares are subject to an option that is exercisable within 60 days of April 11, 2001 at an exercise price of $0.64 per share.

(9)
Mr. Croskey does not have voting or dispositive power over the option and warrant shares held of record by General Motors Corporation.

(10)
The share amount also includes 153,333 shares subject to an option held of record by Dr. Leavitt that is exericisable within 60 days of April 11, 2002 at an exercise price of $5.93 per share.

(11)
Includes 250,000 shares of common stock held of record by Elizabeth Moffenbeier, Mr. Moffenbeier's wife. The share amount also includes 153,333 shares subject to an option held of record by Mr. Moffenbeier that is exercisable within 60 days of April 11, 2002 at an exercise price of $5.93 per share.

(12)
This share amount also includes 579,964 shares subject to options that are exercisable within 60 days of April 11, 2002 at a weighted average exercise price of $6.62 per share.

Item 13. Certain Relationships And Related Transactions

        In connection with the Company's Series 1 Preferred Stock financing in January 2001, the Company sold an aggregate of 3,333,332 shares of Series 1 Preferred Stock and warrants to purchase an aggregate of 2,549,018 shares of common stock for an aggregate price of approximately $10 million to Quantum Industrial Partners LDC and SFM Domestic Investments LLC, both of which are affiliates of Neal Moszkowski, one of the Company's directors.

        On November 7, 2001, the Company executed a Restructuring Agreement with Viacom, Inc. ("Viacom") in which the Company and Viacom terminated their relationship. In exchange for cancellation of all agreements between the Company and Viacom, Viacom paid the Company $10 million in cash and transferred to the Company the 4,695,892 shares of Company common stock that were originally issued at the onset of the relationship. Prior to this transaction, Viacom beneficially owned approximately 8.3% of the Company's outstanding common stock. The Company returned to Viacom the approximately $111.3 million outstanding balance of CBS advertising inventory which had a carrying value of approximately $56.6 million on November 7, 2001. The agreement required the Company to cease all uses of the CBS logo and trademark and the "healthwatch" trademark. The Company's consumer Web site was renamed Medscape Health for Consumers. The agreement also terminated Viacom's right to have a representation on the Company's Board of Directors. As a result, Andrew Heyward, Viacom's representative on the Company's Board of Directors, resigned. As a result of the disposal of the advertising inventory, the Company recognized a loss of approximately $46.7 million during the quarter ended December 31, 2001.

        The Company has accepted promissory notes totaling $569 of principal and interest amount, net of reserve, at December 31, 2001 from its officers and certain other employees in consideration for restricted stock issued. These notes accrue interest at 6% per year and are payable in full 10 years from the date of the underlying loan. On March 25, 2002, the Company and GE Medical Systems Information Technologies, Inc. executed a definitive asset purchase agreement providing for the purchase of substantially all of the operating assets of the Company's DHR segment for approximately $35.3 million. Included in the assets sold pursuant to this agreement were certain employee promissory notes in the amount of approximately $1.36 million, including principal and accrued interest.

        The Company also loaned an officer approximately $104 to pay for relocation expenses, under an unsecured promissory note bearing interest at 6% per year. The note is payable in full on the earlier to occur of the sale of his residence located in Portland, Oregon, the termination of his employment, or July 1, 2001. The note was paid in full plus accrued interest during 2000.

        Bruce M. Fried, a member of the Board of Directors, is a partner in a law firm retained by the Company to provide legal counsel about governmental affairs and trademark issues.

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

(a)(3)    Exhibits

        (a)

2.1	(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among MedicaLogic, Inc., Medscape, Inc., and Moneypenney Merger Corp.
2.2	(4)	Agreement of Reorganization and Merger dated as of February 21, 2000 among MedicaLogic, Inc., Total eMed Inc., and AQ Merger Corp.
2.3	(9)	Stock Purchase Agreement dated as of July 31, 2001 among MedicaLogic/Medscape, Inc., Medscape Enterprises, Inc. and TEM Holdings, LLC.
2.3.1	(9)	Amendment to Stock Purchase Agreement dated August 16, 2001.
2.4	(10)	Restructuring Agreement dated November 7, 2001 among MedicaLogic/Medscape, Inc., Medscape, Inc., Viacom Inc. and CBS Worldwide Inc.
2.5	(11)	Asset Purchase Agreement dated as of December 26, 2001 among MedicaLogic/Medscape, Inc., Medscape Enterprises, Inc. and WebMD Corporation.
2.6	(12)	Asset Purchase Agreement dated as of January 24, 2002 among MedicaLogic/Medscape, Inc., certain of its Affiliates, and GE Medical Systems Information Technologies, Inc.
2.6.1	(13)	First Amendment to Asset Purchase Agreement dated as of March 18, 2002.
2.6.2	(15)	Second Amendment to Asset Purchase Agreement dated as of March 25, 2002.
3.1	(7)	1999 Restated Articles of Incorporation.
3.1.1	(6)	Articles of Amendment to the 1999 Restated Articles of Incorporation.
3.1.2	(8)	Articles of Amendment to the 1999 Restated Articles of Incorporation
3.2	(6)	Restated Bylaws.
10.1	(8)	2001 Third Amended and Restated Investor Rights Agreement.

10.2	(1)*	1993 Stock Incentive Plan.
10.3	(1)*	1996 Stock Incentive Plan, as amended.
10.4	(1)*	1999 Stock Incentive Plan.
10.5	(3)*	Amendment to 1999 Stock Incentive Plan.
10.6	(1)*	Form of Incentive Stock Option Agreement.
10.7	(1)	Form of Restricted Stock Purchase Agreement (Performance).
10.8	(1)	Form of Restricted Stock Purchase Agreement.
10.9	(2)	Form of Warrant, dated March 5, 1999, entitling Credit Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's common stock.
10.10	(2)	Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.11	(2)	Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A common stock.
10.12	(5)	Form of Warrant, dated February 15, 2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common Stock.
10.13	(8)	Stock Purchase Agreement, dated April 17, 2000, between MedicaLogic, Inc. and AnywhereMD.com, Bryan Hixson, and Harold Hartsell.
10.14	(8)	Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000, between MedicaLogic/Medscape Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors.
10.14.1	(8)	Amendment to Preferred Stock and Warrant Purchase Agreement, dated December 22, 2000.
10.15	(8)	Form of Warrants, dated January 4, 2001, issued to Quantum Industrial Partners LDC, SFM Domestic Investments LLC, and certain other Investors in connection with the Preferred Stock and Warrant Purchase Agreement.
10.16	(8)	Form of Warrant, dated January 24, 2001, entitling General Motors Corporation to purchase 5,000,000 shares of Company's common stock.
10.17	(2)	Common Stock Purchase Agreement between Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.
10.18	(2)	Form of Stockholders Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.19	(2)	Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.20	(2)	Form of Joinder Agreement among certain Medscape, Inc. shareholders, dated July of 1999, in connection with the Stockholders Agreement dated July of 1999.
10.21	(2)	Form of Trademark and Content Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.
10.22	(2)	Form of Subscription Agreement with CBS Corporation.
10.23	(1)	Agreement to Issue Shares of common stock between MedicaLogic, Inc. and Baylor College of Medicine, dated as of February 16, 1999.
10.23.1	(8)	Amendment, dated December 27, 2000, to the Agreement to Issue Shares of common stock.

10.24	(1)	Industrial Business Park Lease between MedicaLogic, Inc. and Evergreen Corporate Center LLC dated January 15, 1997, as amended July 15, 1999.
10.24.1	(8)	Amendment, dated November 24, 1999, to the Industrial Business Park Lease between MedicaLogic, Inc. and Evergreen Corporate Center LLC.
10.25	(8)	Agreement of Lease between Total eMed, Inc. and Highwoods/Tennessee Holdings, LP, dated November 22, 1999.
10.26	(2)	Agreement of Lease between Medscape, Inc. and 224 W 30 LLC, dated May 26, 1999.
10.26.1	(8)	Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.26.2	(8)	Second Amendment, dated April 5, 2000 to the Agreement of Lease between Medscape, Inc. and 224 W 30 LLC.
10.27.1	(8)	Amendment, dated January 1, 2000, to the Oracle Alliance Agreement between MedicaLogic, Inc. and Oracle Corporation.
10.28	(2)*	Employment Agreement between Medscape, Inc. and George D. Lundberg, M.D., dated February 15, 1999.
10.29	(2)*	Employment Agreement between Medscape, Inc. and Mark Boulding, dated June 28, 1999.
10.30	(2)	Preferred Share Purchase Agreement among Softwatch Ltd., and Medscape, Inc.(as purchaser) and certain other purchasers, dated June 15, 1999.
10.31	(2)	License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.
10.32	(2)	Stock Purchase Agreement between Medscape, Inc. and National Data Corporation, dated July 7, 1999.
10.33	(2)+	Form of License and Product Development Agreement between Medscape, Inc. and National Data Corporation, dated July of 1999.
10.33.1	(14)	First Amendment, dated July 25, 2001, to the License and Product Development Agreement, dated July 7, 1999 by and between National Data Corporation, Inc., and Medscape, Inc.
10.34	(2)+	Interactive Services Agreement between America Online, Inc. and Medscape, Inc., dated September 3, 1999.
10.34.1	(14)+	Second Amendment, dated May 1, 2001, to the Interactive Services Agreement, dated September 3, 1999, by and between America Online, Inc. ("AOL") and Medscape, Inc.
10.35	(2)	Side Letter between America Online, Inc. and Medscape, Inc. dated September 22, 1999 in connection with the Interactive Services Agreement.
10.35	(14)*	Executive Employment Agreement, dated June 18, 2001, between MedicaLogic/Medscape, Inc. and David Moffenbeier.
10.36	(14)*	Executive Employment Agreement, dated June 18, 2001, between MedicaLogic/Medscape, Inc. and Donald Bloodworth.
10.37	(14)*	Executive Employment Agreement, dated June 18, 2001, between MedicaLogic/Medscape, Inc. and Mark Leavitt.
10.38	(14)*	Executive Employment Agreement, dated June 18, 2001, between MedicaLogic/Medscape, Inc. and Kevin Hutchinson.
10.39	(15)*	Separation Agreement dated December 3, 2001, by and between MedicaLogic/Medscape, Inc. and Kevin Hutchinson.

10.40	(15)*	Separation Agreement dated December 26, 2001, by and between MedicaLogic/Medscape, Inc. and Kevin Hutchinson.
21.1	(15)	Subsidiaries of the Company.
23.1	(9)	Consent of Independent Auditors.
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

(7)
Previously filed and incorporated herein by reference to MedicaLogic, Inc.'s Registration Statement on Form S-8, dated January 14, 2000.

(8)
Previously filed and incorporated herein by reference to the Company's Annual Report on Form 10-K, for the Period End of December 31, 2000, and filed with the Securities and Exchange Commission on March 5, 2001.

(9)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated August 17, 2001 and filed with the Securities and Exchange Commission on August 29, 2001.

(10)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated November 7, 2001 and filed with the Securities and Exchange Commission on November 16, 2001.

(11)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated December 26, 2001 and filed with the Securities and Exchange Commission on January 10, 2002.

(12)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated January 24, 2002 and filed with the Securities and Exchange Commission on January 25, 2002.

(13)
Previously filed and incorporated herein by reference to the Company's Current Report on Form 8-K, dated March 18, 2002 and filed with the Securities and Exchange Commission on March 20, 2002.

(14)
Previously filed and incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, dated June 30, 2001, and filed with the Securities and Exchange Commission on August 14, 2001.

(15)
Filed herewith.

(b)
Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K, Items 2 and 7, dated November 16, 2001, announcing the Restructuring Agreement dated November 7, 2001 among MedicaLogic/Medscape, Inc., Medscape, Inc. Viacom Inc. and CBS Worldwide, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALOGIC/MEDSCAPE, INC.
Date: April 16, 2002	By	/s/ ADELE KITTREDGE MURRAY Adele Kittredge Murray, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ADELE KITTREDGE MURRAY Adele Kittredge Murray	President and Chief Executive Officer (Principal Executive Officer)	April 16, 2002
/s/ MARK K. LEAVITT, M.D. Mark K. Leavitt, M.D.	Director, Chairman of the Board	April 16, 2002
/s/ THOMAS A. CROSKEY Thomas A. Croskey	Director	April 16, 2002
/s/ BRUCE M. FRIED Bruce M. Fried	Director	April 16, 2002
/s/ C. MARTIN HARRIS, M.D. C. Martin Harris, M.D.	Director	April 16, 2002
/s/ ARTHUR N. LEIBOWITZ, M.D Arthur N. Leibowitz, M.D	Director	April 16, 2002
/s/ DAVID C. MOFFENBEIER David C. Moffenbeier	Director	April 16, 2002
/s/ NEAL MOSZKOWSKI Neal Moszkowski	Director	April 16, 2002

II-1

QuickLinks

MedicaLogic/Medscape, Inc. Annual Report on Form 10-K Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submissions of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
MEDICALOGIC/MEDSCAPE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure
PART III
  Item 10. Directors And Executive Officers Of The Registrant
  Item 11. Executive Compensation
Summary Compensation Table
EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
  Item 12. Security Ownership Of Certain Beneficial Owners And Management
  Item 13. Certain Relationships And Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES