Form 10-Q
period 2002-03-31
MEDICALOGIC/MEDSCAPE INC
filed 2002-05-15
CIK 923899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-28285

MEDICALOGIC/MEDSCAPE, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0890696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20500 NW Evergreen Parkway
Hillsboro, Oregon 97124
(Address of principal executive offices)

(503) 466-3632
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 8, 2002 there were 51,808,355 shares of the Registrant’s Common Stock outstanding.

MEDICALOGIC/MEDSCAPE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2002
INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,422	$21,286
Short-term investments	2,984	—
Accounts receivable, net	—	3,634
Prepaid expenses and other current assets	4,273	3,800
Total current assets	49,679	28,720
Property, plant and equipment, net	—	5,452
Long-term investment and other assets, net	3,156	3,341
Total assets	$52,835	$37,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281	$5,106
Accrued and other liabilities	2,248	4,396
Deferred revenue	—	6,058
Other current liabilities	125	438
Total current liabilities	2,654	15,998
Other long-term liabilities	—	1,593
Total liabilities	2,654	17,591
Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,472,207 shares issued and outstanding at March 31, 2002 and December 31, 2001	18,280	17,878
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 51,808,355 and 51,476,502 shares at March 31, 2002 and December 31, 2001	1,255,100	1,254,458
Common stock notes receivable, net	(439)	(569)
Warrants	52,080	52,722
Deferred stock compensation	—	(238)
Accumulated deficit	(1,274,840)	(1,304,329)
Total shareholders’ equity	31,901	2,044
Total liabilities and shareholders’ equity	$52,835	$37,513

(1)     Derived from audited financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating expenses:
General and administrative	$2,946	$2,338

Total operating expenses	2,946	2,338

Operating loss	(2,946)	(2,338)
Other income, net	82	514
Loss from continuing operations	(2,864)	(1,824)

Discontinued operations:
Loss from operations of discontinued operations	(1,799)	(104,360)
Gain on disposal of discontinued operations	34,554	—
Net income (loss)	29,891	(106,184)
Accrued preferred stock dividends	(402)	—
Net income (loss) attributable to common shareholders	$29,489	$(106,184)
Basic net income (loss) per share:
Loss from continuing operations including accrued preferred stock dividends	$(0.06)	$(0.03)
Gain (loss) from discontinued operations	0.63	(1.88)
Basic income (loss) per share	$0.57	$(1.91)

Diluted net income (loss) per share:
Loss from continuing operations including accrued preferred stock dividends	$(0.06)	$(0.03)
Gain (loss) from discontinued operations	0.59	(1.88)
Diluted income (loss) per share	$0.53	$(1.91)
Weighted average shares:
Basic	51,441,526	55,470,088
Diluted	55,265,054	55,470,088

See accompanying notes to condensed consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$29,891	$(106,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash (gain) loss from discontinued operations, net	(34,554)	88,549
Changes in assets and liabilities, net of balances acquired or disposed of:
Prepaid expenses and other assets	574	1,773
Accounts payable	(2,359)	(898)
Accrued and other liabilities	(2,682)	(816)

Net cash used in operating activities	(9,130)	(17,576)

Cash flows from investing activities:
Proceeds from purchase of short-term investments	(2,984)	(15,133)
Proceeds (payments) related to business dispositions and acquisitions	33,250	(2,000)

Net cash provided by (used in) investing activities	30,266	(17,133)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	1,000
Proceeds from issuance of common stock, net	—	467

Net cash provided by financing activities	—	1,467

Net increase (decrease) in cash and cash equivalents	21,136	(33,242)
Cash and cash equivalents, beginning of period	21,286	41,644

Cash and cash equivalents, end of period	$42,422	$8,402

Summary of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$240
Accrued preferred stock dividends	402	—

See accompanying notes to condensed consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)          DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Description of Business

MedicaLogic/Medscape, Inc. (together with its subsidiaries “MedicaLogic” or the “Company”) was incorporated in Oregon in May 1985 as MedicaLogic, Inc. During the year ended December 31, 2001, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record (“DHR”) applications, Internet portals and transcription services.

On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC (“Parthenon”), a Boston based private equity firm, for approximately $6.0 million in cash. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001.  The escrow receivable is recorded as a component of prepaid expenses and other current assets.  As a result, the Company’s transcription services segment has been classified as discontinued operations in the accompanying consolidated financial statements.

On September 20, 2001, the Company completed the sale of all of the outstanding shares of its subsidiary, AnywhereMD.com, Inc., (“AnywhereMD”) to an employee of the Company. Accordingly, the operations of AnywhereMD have been classified as discontinued operations in the accompanying consolidated financial statements.

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

On December 26, 2001, the Company completed the sale of substantially all of the assets of its Internet portals segment to WebMD Corporation (“WebMD”) for approximately $10.0 million in cash. The Company received initial proceeds of approximately $7.7 million (net of adjustments of approximately $0.8 million) from WebMD in December 2001. The remaining sales proceeds of approximately $1.5 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of December 26, 2001. The escrow receivable is recorded as a component of prepaid expenses and other current assets.  As a result, the Company’s Internet portals segment has been classified as discontinued operations in the accompanying consolidated financial statements.

In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company’s DHR segment to GE Medical Systems Information Technologies, Inc. (“GEMS”) for approximately $35.3 million in cash.  The Company received initial proceeds of approximately $33.3 million at closing from GEMS on March 25, 2002.  The remaining sales proceeds of approximately $2.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of March 25, 2002.  The escrow receivable is recorded as a component of prepaid expenses and other current assets.  As a result, the Company’s DHR segment has been classified as discontinued operations in the accompanying consolidated financial statements.

The Company intends to dispose of its remaining assets and it is possible at the time of the sale an impairment charge may be incurred and the net proceeds from such sales may not exceed the carrying amounts of such assets.

(b)           Bankruptcy

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the

“Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet portals and transcription services businesses, leaving their DHR business as the Debtors’ primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. (“GEMS”) represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors’ other businesses, as well as various other contingent liabilities, from the DHR business.

On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the “Sale Procedures Motion”). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363, and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the “Sale Procedures Order”). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35.3 million (the “DHR Sale”). The DHR Sale closed on March 25, 2002.

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Debtors have requested the Bankruptcy Court to establish a “bar date” on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of
Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post–petition liabilities and pre– petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

(c)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ended December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted under the Securities and Exchange Commission’s rules and regulations. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

(d)           Discontinued Operations

The Company follows Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets related to the presentation and disclosure in the financial statements of operations which have been discontinued.

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

For the three months ended March 31, 2001, transcription services revenues were approximately $3.2 million.  The Company had no transcription services revenues during the three months ended March 31, 2002.

The Company’s loss from the operations of Total eMed, Inc. was $24.1 million for the three months ended March 31, 2001, and consists primarily of amortization of goodwill and intangibles of $21.6 million and operating losses of $2.5 million.

Internet Portals Segment

On December 26, 2001, the Company completed the sale of its Internet portals segment. In the accompanying consolidated financial statements, the operations of the Internet portals segment have been classified as discontinued operations. Internet portals revenues consist primarily of income earned from sponsorship, advertising, and continuing medical education (“CME”) activities, including:

•   banner advertising, which is based on a specific number of impressions delivered;

•   sponsorship activities from the development of client–sponsored content;

•   editorial coverage of medical conferences, including continuing medical education activities.

For the three months ended March 31, 2001, Internet portals revenues were approximately $6.1 million.  The Company had no Internet portals revenues during the three months ended March 31, 2002.

The Company’s loss from the operations of the Internet portals segment was $70.4 million for the three months ended March 31, 2001, and consists primarily of amortization of goodwill and intangibles of $61.3 million and operating losses of $9.1 million.

Digital Health Record Application Segment

Digital Health Record Applications (“DHR”) revenues consist primarily of license sales of the Company’s server–based applications as well as income earned from subscription–based applications and support services. In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 25, 2002, the Company completed the sale of its DHR segment. In the accompanying consolidated financial statements, the operations of the DHR segment have been classified as discontinued operations.

For the three months ended March 31, 2002 and 2001, DHR gross revenues were approximately $4.2 million and $4.4 million, respectively.

The Company’s loss from the operations of the DHR segment was $1.8 million and $9.9 million for the three months ended March 31, 2002 and 2001, respectively, and consists primarily of cost of revenues, sales and marketing, research and development, and depreciation and amortization expenses for the three months ended March 31, 2002, and amortization of goodwill and intangibles of $0.5 million and operating losses of $9.4 million for the three months ended March 31, 2001. The Company recorded a gain on disposal of the DHR segment during the three months ended March 31, 2002 of $34.6 million.

(e)          Net Assets of Discontinued Operations

As a result of the disposal of the DHR segment and the other disposals described in Note 1, the Company has accounted for substantially all of its operations as discontinued operations in the consolidated financial statements included herein. The assets and liabilities of the DHR segment as of December 31, 2001, which were sold to GEMS on March 25, 2002, are as follows:

December 31, 2001
Accounts receivable, net	$3,634
Prepaid expenses and other current assets	963
Property, plant and equipment, net	5,452
Other assets, net	185
Accounts payable and accrued liabilities	(2,466)
Deferred revenue	(6,058)
Long-term liabilities	(1,372)

(f)            Pro Forma Financial Information

SFAS No. 142, Goodwill and Other Intangibles became effective for the Company January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer's intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach.

Due to disposals of the Internet Portals and Transcription Services segments during 2001, the Company has no goodwill or other intangible assets recorded as of December 31, 2001 and March 31, 2002. As a result, the adoption of SFAS 142 had no impact for the quarter ended March 31, 2002. The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001:

Net loss:
As reported	$(106,184)
Goodwill amortization	72,033
Adjusted net loss	(34,151)

Basic and diluted net loss per share,
As reported	$(1.91)
As adjusted	(0.62)

(g)           Diluted net income per share

                Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of the weighted-average number of warrants to purchase common stock outstanding, computed using the treasury stock method.

                The following provides the computation of the number of shares used in computing basic and diluted income per share:

March 31, 2002
Basic weighted average shares	51,441,526
Outstanding preferred stock warrants	3,823,528
Diluted weighted average shares	55,265,054

(h)           Reclassifications

Certain reclassifications have been made to the prior year condensed consolidated financial statements and notes to the condensed consolidated financial statements to conform to the current year presentation, including discontinued operations.

(2)          BALANCE SHEET COMPONENTS

Warrants and Long-Term Liabilities

America Online, Inc.

As a result of the Company’s merger with Medscape, Inc. in May 2000, outstanding warrants to purchase shares of Medscape, Inc. common stock were converted to warrants to purchase 0.323 shares of the Company’s common stock. At March 31, 2002, warrants to purchase 436,747 shares of the Company’s common stock were exercisable at $30.96 per share and warrants to purchase 436,747 shares of the Company’s common stock were exercisable at $10.84 per share. These warrants expire in 2006.

Preferred Stock Warrants

In January 2001 the Company issued approximately 5.9 million shares of Series 1 convertible redeemable preferred stock and granted warrants with an exercise price of $0.01 for the purchase of approximately 4.5 million shares of the Company's common stock.  The warrants are exercisable at the option of the holder for a period of five years.  At March 31, 2002, 3.8 million of these warrants remain outstanding.

Upon closing of the Series 1 preferred stock financing round, the Company paid approximately $1 million and issued additional warrants with an exercise price of $2.40 for 300,000 shares of the Company's common stock. The warrants are exercisable at the option of the holder for a period of five years. All of these warrants are outstanding at March 31, 2002.

(3)           SEGMENT INFORMATION

As a result of the sale of substantially all the Company’s operating assets and the resulting reclassifications of the Company’s results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

(4)          SUBSEQUENT EVENTS

Bankruptcy Proceedings

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Debtors have requested the Bankruptcy Court to establish a “bar date” on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.  The Bankruptcy Court has established a July 12, 2002 bar date.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains, including the following discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, those statements using terminology such as “may”, “will”, “expects”, “plans”, “estimates”, “anticipates”, “potential”, “believes”, “intends” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations, or intentions regarding the future. Forward–looking statements include statements regarding general and administrative and other operating costs. MedicaLogic wishes to caution the reader that these forward–looking statements involve risks and uncertainties regarding factors such as costs relating to the curing of claims resulting from the Company’s bankruptcy proceedings, legal and other professional services, resolution of outstanding litigation, income, franchise and other taxes, and the procuring insurance coverage which are expected to be significant and may cause MedicaLogic’s results to differ materially from those stated in the forward–looking statements. The following discussions also should be read in conjunction with the Company’s audited Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

OVERVIEW

MedicaLogic/Medscape, Inc. (together with its subsidiaries “MedicaLogic” or the “Company”) was incorporated in Oregon in May 1985 as MedicaLogic, Inc.  During 2001, the Company engaged in and derived substantially all of its revenues from three operating segments, Digital Health Record (“DHR”) applications, Internet portals and transcription services.

On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC, a newly formed limited liability company funded by Parthenon Capital, LLC (“Parthenon”), a Boston based private equity firm, for approximately $6.0 million in cash. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. The Company’s transcription services segment has been classified as discontinued operations in the accompanying consolidated financial statements.

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

On December 26, 2001, the Company completed the sale of substantially all of the assets of its Internet portals segment to WebMD Corporation (“WebMD”) for approximately $10.0 million in cash. The Company received initial proceeds of approximately $7.7 million (net of adjustments of approximately $0.8 million) from WebMD in December 2001.  The remaining sales proceeds of approximately $1.5 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of December 26, 2001. The Company’s Internet portals segment has been classified as discontinued operations in the accompanying consolidated financial statements.

In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 19, 2002, the United States Bankruptcy Court, District of Delaware approved the sale of substantially all of the assets of the Company’s DHR segment to GE Medical Systems Information Technologies, Inc. (“GEMS”) for approximately $35.3 million in cash. The Company received initial proceeds of approximately $33.3 million at closing from GEMS on March 25, 2002. The remaining sales proceeds of approximately $2.0 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated as of March 25, 2002. The Company’s DHR segment has been classified as discontinued operations in the accompanying consolidated financial statements.

BANKRUPTCY

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet portals and transcription services businesses, leaving their DHR business as the Debtors’ primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. (“GEMS”) represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors’ other businesses, as well as various other contingent liabilities, from the DHR business.

On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the “Sale Procedures Motion”). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363, and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the “Sale Procedures Order”). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35.3 million (the “DHR Sale”). The DHR Sale closed on March 25, 2002.

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Debtors have requested the Bankruptcy Court to establish a “bar date” on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post–petition liabilities and pre- petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

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

Certain accounting policies require higher degrees of judgment than others in their application. These include the presentation of discontinued operations and revenue recognition. In addition, Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2001 includes further discussion of the Company’s significant accounting policies.

Discontinued Operations

The Company follows Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets related to the presentation and disclosure in the financial statements of operations which have been discontinued. The Company considers the segments of the business disposed of during 2001 and 2002 to be components of the Company as defined in FASB No. 144.  A loss on disposal is provided for at the measurement date. If a gain on disposal is expected, it is deferred until realized, which is ordinarily the disposal date.

The Company completed the sale of the transcription services and Internet Portals segments in the second and fourth quarters of 2001, respectively. The Company adopted a plan to dispose of the DHR segment in November 2001 and on March 25, 2002 completed the sale of this segment. In accordance with FASB No. 144, the results of operations of these segments and the losses on disposal of these segments are reported in discontinued operations in the accompanying financial statements. The Company recorded a loss from operations related to these segments of approximately $1.8 million and $104.4 million for the three months ended March 31, 2002 and 2001, respectively.  The Company recorded a gain on disposal of the DHR segment during the three months ended March 31, 2002 of $34.6 million.

Revenue Recognition

DHR revenue consists primarily of revenue from client server and Internet applications, related support services, eCommerce and data. Revenue from application license fees is generally recognized when a signed agreement has been obtained, the delivery of the product has occurred, the fee is fixed and determinable and collectibility of the license fee is probable.

The Company recognizes revenue for the sale of software in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. SOP 97-2. Revenue to be earned on software arrangements involving multiple elements is allocated to each element based on vendor specific objective evidence (“VSOE”). Revenue is allocated to the elements of an arrangement using the residual method. Under the residual method, revenue is recognized as follows:

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

Term based Logician licenses, including the subscription-based version of Logician and Medscape Encounter (formerly Logician Internet), are recognized on a subscription basis in accordance with EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. These arrangements do not grant the customer a license right to the software and do not provide an option to take delivery of the software. Rather, the customer pays a periodic subscription fee over a specified period of time. All subscription revenue, which is billed in advance, is recognized over the period earned, generally monthly.

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

Internet portals revenues consist of advertising, sponsorship of online journals, medical conferences, market research and eCommerce. Revenues from advertising are recognized in the period in which the advertisement is displayed. Revenues from sponsored programs that offer continuing medical education credits, such as medical conferences, are recognized over the period that the minimum credit hours are delivered or the specified posting period is satisfied, providing that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from sponsored programs that do not include continuing medical education credits or specified minimum posting periods are recognized when the content is published on the Company’s Web site. Revenues from sponsored content, such as clinical modules, are recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Revenues and Cost of Revenues

There are no reported revenues or costs of revenues from continuing operations for the three months ended March 31, 2002 and 2001 as substantially all of the Company’s net operating assets of the Internet portals and transcription services segments were disposed of during 2001 and the Company adopted a plan to dispose of the DHR segment in November 2001. Therefore, substantially all operating activities, except as noted below, were reclassified as discontinued operations for the three months ended March 31, 2002 and 2001.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s business operations. General and administrative expenses directly associated with the disposed segments have been reclassified to loss from operations of discontinued operations.

For the three months ended March 31, 2002, general and administrative expenses increased from $2.3 million to $2.9 million, or approximately 26.0% over the three months ended March 31, 2001. The increase in general and administrative costs is primarily due to increased legal expenses related to the Company's voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Other Income

For the three months ended March 31, 2002, other income decreased from $0.5 million to $0.1 million, or approximately 80.0% over the three months ended March 31, 2001 primarily due to a decrease in the amount of income producing cash and short-term investments.

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

For the three months ended March 31, 2001, transcription services revenues were approximately $3.2 million. The Company had no transcription services revenues during the three months ended March 31, 2002.

The Company’s loss from the operations of Total eMed, Inc. was $24.1 million for the three months ended March 31, 2001, and consists primarily of amortization of goodwill and intangibles of $21.6 million and operating losses of $2.5 million.

Internet Portals Segment

On December 26, 2001, the Company completed the sale of its Internet portals segment. In the accompanying consolidated financial statements, the operations of the Internet portals segment have been classified as discontinued operations. Internet portal revenues consist primarily of income earned from sponsorship, advertising, and continuing medical education (“CME”) activities, including:

•    banner advertising, which is based on a specific number of impressions delivered;

•    sponsorship activities from the development of client–sponsored content;

•    editorial coverage of medical conferences, including continuing medical education activities.

For the three months ended March 31, 2001, Internet portals revenues were approximately $6.1 million. The Company had no Internet portal revenues during the three months ended March 31, 2002.

The Company’s loss from the operations of the Internet portals segment was $70.4 million for the three months ended March 31, 2001, and consists primarily of amortization of goodwill and intangibles of $61.3 million and operating losses of $9.1 million.

Digital Health Record Applications Segment

Digital Health Record Applications (“DHR”) revenues consist primarily of license sales of the Company’s server-based applications as well as income earned from subscription-based applications and support services. In November 2001, the Company adopted a plan to dispose of the DHR segment. On March 25, 2002, the Company completed the sale of its DHR segment. In the accompanying consolidated financial statements, the operations of the DHR segment have been classified as discontinued operations.

For the three months ended March 31, 2002 and 2001, DHR gross revenues were approximately $4.2 million and $4.4 million, respectively.

The Company’s loss from the operations of the DHR segment was $1.8 million and $9.9 million for the three months ended March 31, 2002 and 2001, respectively, and consists primarily of cost of revenues, sales and marketing, research and development, and depreciation and amortization expenses for the three months ended March 31, 2002, and amortization of goodwill and intangibles of $0.5 million and operating losses of $9.4 million for the three months ended March 31, 2001.  The Company recorded a gain on disposal of the DHR segment during the three months ended March 31, 2002 of $34.6 million.

Segment Results of Operations

As a result of the sale of substantially all the Company’s operating assets and the resulting reclassifications of the Company’s results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

Liquidity and Capital Resources

As of March 31, 2002, the Company’s cash and cash equivalents balance totaled approximately $42.4 million and increased by $21.1 million from the December 31, 2001 balance of $21.3 million.

The Company’s operating activities, which include cash flows from discontinued operations, resulted in net cash outflows of $9.1 million, and $17.6 million for the three months ended March 31, 2002 and 2001, respectively. Investing activities resulted in net cash inflows of $30.3 million for the three months ended March 31, 2002, and outflows of $17.1 million for the three months ended March 31, 2001. Cash flows from investing activities resulted from net purchases or proceeds from short-term investments and the proceeds and payments related to business dispositions and acquisitions. Financing activities provided cash inflows of $1.5 million for the three months ended March 31, 2001. Cash inflows from financing activities resulted from the issuance of common and preferred stock during the three months ended March 31, 2001.

MedicaLogic currently anticipates that it will continue to incur expenses and may consume a significant amount of the Company’s cash resources over the next twelve months related to legal and other professional services expenses, the resolution of outstanding litigation, income, franchise and other taxes, procuring insurance coverage and the curing of claims resulting from the bankruptcy proceedings. While the Company does not expect to incur any income tax expense related to the gain on the sale of the Company's DHR segment, completed in March 2002, the Company's analysis is still in process.  Some or all of the gain resulting from the sale of the DHR segment may be subject to income tax expense. Management believes that the Company’s current cash balances, with the proceeds from the sale of the DHR business in March 2002, will be sufficient to meet its anticipated operational cash needs throughout 2002 as management continues to formulate a plan of reorganization that provides for the distribution of the remaining net assets of the Company. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company intends to dispose of its remaining assets and it is possible at the time of the sale an impairment charge may be incurred and the net proceeds from such sales may not exceed the carrying amounts of such assets.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio.

 The Company does not plan to use derivative financial instruments in its investment portfolio. The Company plans to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At March 31, 2002, the Company’s investment portfolio consists primarily of money market funds, mortgage-backed and U.S. government-securities of approximately $42.4 million with an average interest rate of 1.59%. MedicaLogic had no outstanding notes payable or capital equipment leases at March 31, 2002. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline of the fair market value of the fixed income portfolio would not be material.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that MedicaLogic, Inc., Mark Leavitt (current Chairman), Frank Spina (a prior officer) and four underwriters of MedicaLogic, Inc.’s initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of MedicaLogic, Inc.’s common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that the prospectus filed by MedicaLogic, Inc. was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, MedicaLogic, Inc.’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of MedicaLogic, Inc.’s stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.

On August 7, 2001, Dr. Mark Leavitt’s ex-wife Sandra Leavitt filed a lawsuit against Dr. Leavitt “individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape.” The complaint, filed in Multnomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company’s initial public offering. The case was moved to Washington County Circuit Court. The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering. Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been approximately $12,625,000. Subsequently, the Washington County Circuit dismissed the original complaint, but granted Sandra Leavitt leave to replead. Ms. Leavitt has done so, reducing her damage claim to “more than $4,292,500” but not defining how much more. Dr. Leavitt has moved to dismiss the amended complaint. The Washington County Circuit Court has not yet set a date for the hearing on the motion. In the meantime, discovery is continuing.

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are operating their businesses and managing their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

Prior to the Petition Date, the Debtors explored a sale of their businesses both as a whole and as separate product lines. After extensive marketing, the Debtors determined that a sale of their separate product lines would maximize the value of their assets. Prior to the Petition Date, the Debtors and their affiliates sold the Internet portals and transcription services businesses, leaving their DHR business as the Debtors’ primary line of products and services. After an exhaustive search for a purchaser for their DHR business, the Debtors and their advisors determined that GE Medical Systems Information Technologies, Inc. (“GEMS”) represented the highest and best offer. GEMS and the Debtors mutually agreed that the sale of the DHR business be implemented pursuant to a bankruptcy to separate the residual liabilities from the sale of the Debtors’ other businesses, as well as various other contingent liabilities, from the DHR business.

On the Petition Date, the Debtors filed a motion seeking the entry of an order approving sale procedures in connection with the sale of their DHR business, scheduling the auction for the sale, scheduling a further hearing to approve the sale, approving the form of publication notice of such auction and sale procedures, and approving the form of cure notice (the “Sale Procedures Motion”). Contemporaneously therewith, the Debtors also filed a motion seeking approval of the sale of the DHR business free and clear of liens, claims, interests and encumbrances under sections 105, 363 and 365 of the Bankruptcy Code, to GEMS, subject to higher and better offers.

By order dated February 20, 2002, the Bankruptcy Court approved the Sale Procedures Motion (the “Sale Procedures Order”). Pursuant to the Sale Procedures Order, a public auction was held for the sale of the DHR business on March 18, 2002. GEMS was the winning bidder in the auction. At a hearing held on March 19, 2002, the Bankruptcy Court issued an order approving the sale of the DHR business to GEMS for approximately $35 million (the “DHR Sale”). The DHR Sale closed on March 25, 2002.

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. Toward that end, the Debtors will request the Bankruptcy Court to establish a “bar date” on or before which any creditor who wishes to participate in a distribution in accordance with a plan of reorganization, must file proof of such claim.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of
Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre- petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

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

On May 11, 2000, the Company issued approximately 7,450,000 shares of its common stock as consideration for the acquisition of Total eMed, Inc., valued at approximately $317.9 million. In addition to the issuance of the Company’s common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options to purchase  approximately 550,000 shares of the Company’s common stock in replacement of the Total eMed options held primarily by Total eMed’s employees, who joined the Company after the closing of the acquisition, valued at approximately $21.2 million.

On May 19, 2000, the Company issued approximately 14,932,000 shares of its common stock as consideration for the merger with Medscape, Inc., valued at approximately $637.1 million. In addition to the issuance of the Company’s common stock, the consideration included (i) approximately $4.7 million in cash paid for professional fees; (ii) the substitution of stock options and warrants to purchase approximately 2,545,000 shares of its common stock valued at approximately $82.3 million in replacement of the Medscape, Inc., options held primarily by Medscape, Inc.’s employees, who joined the Company after the closing of the merger, and warrants held primarily by America Online, Inc.

The Company’s registration statement (No. 333-87825) on Form S-1 for the initial public offering was declared effective by the Securities and Exchange Commission on December 9, 1999. In the initial public offering, which closed on December 15, 1999, the Company registered and issued 5,900,000 shares of Common Stock. In addition, the Company registered and issued 885,000 shares upon exercise of an overallotment option granted to the underwriters which closed on December 20, 1999. The managing underwriters for the initial public offering were Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and DLJDIRECT Inc. The initial public offering price was $17 per share, or an aggregate of approximately $115.3 million, including the overallotment option. Underwriter discounts and commissions totaled approximately $8.1 million. The Company paid an estimated total of approximately $3.0 million for other expenses in connection with the initial public offering. Proceeds to the Company, net of underwriting discounts, commissions and other expenses, were approximately $104.3 million.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of Matters to A Vote of Securities Holders

None.

Item 5.   Other Information

In April, 2002, the Company received the resignation of the following Directors:  Thomas A. Croskey, C. Martin Harris, Arthur N. Leibowitz, David C. Moffenbeier, and Mark K. Leavitt.

Item 6.   Exhibits and Reports On Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K:

On January 10, 2002, the Company filed a report under Item 2 of Form 8-K announcing the sale of its Internet portals business to WebMD Corporation, which was completed on December 26, 2001.  The Form 8-K contained the unaudited pro forma condensed consolidated balance sheet of the Company as of September 30, 2001 to give effect to the sale as if it had occurred at September 30, 2001.  It also contained the unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2001 and 2000 and the year ended December 31, 2000 to give retroactive effect to the sale as if the sale had occurred at the beginning of the periods presented.

On January 25, 2002, the Company filed a report under Item 3 of Form 8-K announcing it had filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, in connection with and contemporaneous with the execution and delivery of an Asset Purchase Agreement, dated as of January 24, 2002, it had entered into with GE Medical Systems Information Technologies, Inc. for the sale of substantially all of its assets in connection with its digital health records business and the assumption of certain of its liabilities.

On March 20, 2002, the Company filed a report under Item 5 of Form 8-K announcing GE Medical Systems Information Technologies, Inc. (“GEMS”) was the winning bidder in a public auction held on March 18, 2002 for the sale of substantially all of its digital health records business (“DHR”) and the assumption of certain of its liabilities, that on March 19, 2002, the Bankruptcy Court entered an order approving the sale of the DHR Assets free and clear of liens to GEMS for approximately $35.3 million, and that the sale is expected to close March 25, 2002.

On April 9, 2002, the Company filed a report under Items 2 and 7 of Form 8-K announcing the sale of its Digital Health Records business to GE Medical Systems Information Technologies, Inc., which was completed on March 25, 2002. The Form 8-K contained the unaudited pro forma condensed consolidated balance sheet of the Company as of December 31, 2001 to give effect to the sale as if it had occurred at December 31, 2001. The report also contained the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2001 to give retroactive effect to the sale as if it occurred at the beginning of the period presented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medicalogic/Medscape, Inc.
Date: May 15, 2002
	By	/s/ Adele Kittredge Murray
Adele Kittredge Murray,
President and Chief Executive Officer