Form 10-Q
period 2002-06-30
MEDICALOGIC/MEDSCAPE INC
filed 2002-08-14
CIK 923899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-28285

MEDICALOGIC/MEDSCAPE, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0890696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20540 NW Evergreen Parkway
Hillsboro, Oregon 97124
(Address of principal executive offices)

(503) 531-7059
(Registrant’s telephone number, including area code)

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 8, 2002 there were 51,808,355 shares of the Registrant’s Common Stock outstanding.

MEDICALOGIC/MEDSCAPE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2002

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICALOGIC/MEDSCAPE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,249	$21,286
Short-term investments	2,984	—
Accounts receivable, net	—	3,634
Prepaid expenses and other current assets	4,978	3,800
Total current assets	48,211	28,720
Property, plant and equipment, net	—	5,452
Long-term investment and other assets, net	2,860	3,341
Total assets	$51,071	$37,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285	$5,106
Accrued and other liabilities	3,195	4,396
Deferred revenue	—	6,058
Other current liabilities	—	438
Total current liabilities	3,480	15,998
Other long-term liabilities	—	1,593
Total liabilities	3,480	17,591
Series 1 convertible redeemable preferred stock, 50,000,000 authorized, no par value, 5,472,207 shares issued and outstanding at June 30, 2002 and December 31, 2001	18,754	17,878
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 51,808,355 and 51,476,502 shares at June 30, 2002 and December 31, 2001	1,255,100	1,254,458
Common stock notes receivable, net	(439)	(569)
Warrants	52,080	52,722
Deferred stock compensation	—	(238)
Accumulated deficit	(1,277,904)	(1,304,329)
Total shareholders’ equity	28,837	2,044
Total liabilities and shareholders’ equity	$51,071	$37,513

(1)           Derived from audited financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating expenses:
General and administrative	$2,554	$2,049	$5,500	$4,387
Asset impairment	296	—	296	—
Total operating expenses	2,850	2,049	5,796	4,387

Operating loss	(2,850)	(2,049)	(5,796)	(4,387)
Other income, net	260	62	342	576
Loss from continuing operations	(2,590)	(1,987)	(5,454)	(3,811)

Discontinued operations:
Loss from operations of discontinued operations	—	(84,928)	(1,799)	(189,290)
Gain (loss) on disposal of discontinued operations	—	(252,415)	34,554	(252,415)
Net income (loss)	(2,590)	(339,330)	27,301	(445,516)
Accrued preferred stock dividends	(474)	—	(876)	—
Net income (loss) attributable to common shareholders	$(3,064)	$(339,330)	$26,425	$(445,516)
Basic and diluted net income (loss) per share:
Loss from continuing operations including accrued preferred stock dividends	$(0.06)	$(0.04)	$(0.12)	$(0.07)
Gain (loss) from discontinued operations	—	(6.01)	0.63	(7.92)
Basic and diluted income (loss) per share	(0.06)	(6.05)	0.51	(7.99)

Weighted average shares:
Basic and diluted	51,591	56,071	51,521	55,791

See accompanying notes to condensed consolidated financial statements.

MEDICALOGIC/MEDSCAPE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$27,301	$(445,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash (gain) loss from discontinued operations, net	(34,554)	412,276
Asset impairment	296	–
Changes in assets and liabilities, net of balances acquired or disposed of:
Prepaid expenses and other assets	(131)	2,036
Accounts payable	(2,355)	(780)
Accrued and other liabilities	(1,860)	(1,485)

Net cash used in operating activities	(11,303)	(33,469)

Cash flows from investing activities:
Proceeds from (purchase of) short-term investments	(2,984)	1,875
Proceeds (payments) related to business dispositions and acquisitions	33,250	(2,000)

Net cash provided by (used in) investing activities	30,266	(125)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	1,000
Proceeds from issuance of common stock, net	—	1,258

Net cash provided by financing activities	—	2,258

Net increase (decrease) in cash and cash equivalents	18,963	(31,336)
Cash and cash equivalents, beginning of period	21,286	41,644

Cash and cash equivalents, end of period	$40,249	$10,308

Summary of non-cash investing and financing activities:
Assets acquired under capital leases	$—	$240
Accrued preferred stock dividends	876	—

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

On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC for approximately $6.0 million in cash. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001.  The escrow receivable is recorded as a component of prepaid expenses and other current assets.  As a result, the Company’s transcription services segment has been classified as discontinued operations in the accompanying consolidated financial statements.

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

(b)          Bankruptcy

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the

“Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are managing their assets as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

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

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Bankruptcy Court established July 19, 2002 as the date by which creditors asserting claims that arose prior to the Petition Date must file proofs of claim in order to participate in distributions under a plan of reorganization.  The Bankruptcy Court established July 23, 2002 as the date by which governmental entities asserting claims to file proof of claim.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of
Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post–petition liabilities and pre– petition liabilities must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

(c)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the year ended December 31, 2002.

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

For the three and six months ended June 30, 2001, transcription services revenues were approximately $3.5 million and $6.7 million, respectively.  The Company had no transcription services revenues during the three and six months ended June 30, 2002.

The Company’s loss from the operations of Total eMed, Inc. was approximately $23.2 million for the three months ended June 30, 2001 and $47.3 million for the six months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $21.6 million and $43.2 million, respectively and operating losses of $1.6 million and $4.1 million, respectively.  The Company's loss on disposal of Total eMed, Inc. was approximately $252.4 million and related primarily to the impairment of approximately $241.1 million of goodwill and other long-lived assets.

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

For the three and six months ended June 30, 2001, Internet portals revenues were approximately $6.4 million and $12.5 million, respectively.  The Company had no Internet portals revenues during the three and six months ended June 30, 2002.

The Company’s loss from the operations of the Internet portals segment was $55.6 million for the three months ended June 30, 2001 and $126.0 million for the six months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $57.0 million and $118.3 million, respectively and operating losses of  $7.1 million and $16.2 million, respectively.  A non-recurring gain of $8.5 million was recognized for the six months ended June 30, 2001 due to the reduction of certain of the Company's contractual liabilities.

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

For the three and six months ended June 30, 2001, DHR gross revenues were approximately $4.4 million and $9.0 million, respectively.  For the three months ended June 30, 2002 the Company had no DHR revenues.  For the six months ended June 30, 2002, DHR gross revenues were approximately $4.2 million.

Due to the disposal of the DHR segment in March 2002, the Company had no loss from discontinued operation of the DHR segment for the three months ended June 30, 2002.  The Company's loss from operations of the DHR segment for the six months ended June 30, 2002 was $1.8 million and consists primarily of cost of revenues, sales and marketing, research and development, and depreciation and amortization expenses.  The Company's loss from operations for the three months ended June 30, 2001 was $6.1 million and consists of amortization of goodwill and intangibles of $0.5 million and operating losses of $5.6 million.  The Company's loss from operations of the DHR segment for the six months ended June 30, 2001 was $16.0 million and consists primarily amortization of goodwill and intangibles of $1.0 million and operating losses of $15.0 million.

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

(f)            Pro Forma Financial Information

SFAS No. 142, Goodwill and Other Intangibles became effective for the Company January 1, 2002. Under SFAS No. 142, intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, regardless of acquirer’s intent to do so. Other intangible assets will continue to be amortized over their estimated lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator using a fair value approach.

Due to disposals of the Internet Portals and Transcription Services segments during 2001, the Company has no goodwill or other intangible assets recorded as of December 31, 2001 and June 30, 2002. As a result, the adoption of SFAS 142 had no impact for the quarter ended June 30, 2002. The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001:

	Three months	Six months
Net loss:
As reported	$(339,330)	$(445,514)
Goodwill amortization	72,033	144,066
Adjusted net loss	(267,297)	(301,448)

Basic and diluted net loss per share,
As reported	$(6.05)	$(7.99)
As adjusted	(4.77)	(5.40)

(g)           Diluted net income per share

                Basic net income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using weighted-average number of common shares and potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of the weighted-average number of warrants to purchase common stock outstanding, computed using the treasury stock method.  As the Company had a loss from continuing operations in each of the periods presented, basic and diluted net loss per share are the same.

                Warrants to purchase 3,823,528 shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect would have been anti-dilutive to loss from continuing operations.  All other potential common shares are excluded as their exercise price exceeds the current market price.

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

Preferred Stock Warrants

In January 2001 the Company issued approximately 5.9 million shares of Series 1 convertible redeemable preferred stock and granted warrants with an exercise price of $0.01 for the purchase of approximately 4.5 million shares of the Company’s common stock.  The warrants are exercisable at the option of the holder for a period of five years.  At June 30, 2002, approximately 3.8 million of these warrants remain outstanding.

Upon closing of the Series 1 preferred stock financing round, the Company paid approximately $1 million and issued additional warrants with an exercise price of $2.40 for 300,000 shares of the Company’s common stock. The warrants are exercisable at the option of the holder for a period of five years. All of these warrants are outstanding at June 30, 2002.

(3)           SEGMENT INFORMATION

As a result of the sale of substantially all the Company’s operating assets and the resulting reclassifications of the Company’s results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

(4)           SUBSEQUENT EVENTS

Bankruptcy Proceedings

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors' remaining assets.  The Bankruptcy Court established July 19, 2002 as the date by which creditors asserting claims that arose prior to the Petition Date must file proofs of claim in order to participate in distributions under a plan of reorganization.  The Bankruptcy Court established July 23, 2002 as the date by which governmental entities asserting claims to file proofs of claim.

(5)           CONTINGENCIES

                On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that MedicaLogic, Inc., Mark Leavitt (current Chairman), Frank Spina (a prior officer) and four underwriters of MedicaLogic, Inc.'s initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York.  The class action is brought on behalf of purchasers of MedicaLogic, Inc.'s common stock between December 13, 1999 and December 6, 2000.  The plaintiffs allege that the prospectus filed by MedicaLogic, Inc. was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations.  The plaintiffs further allege that because of these purchases, MedicaLogic, Inc.'s post-initial public offering stock price was artificially inflated.  As a result of the alleged omissions and the purported inflation of MedicaLogic, Inc.'s stock price, the plaintiffs claim violations of Section 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  On January 24, 2002, the case was stayed against MedicaLogic as a result of the Company's petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  The plaintiff filed an amended complaint in the case on April 19, 2002.  The amended complaint repeats the same claims as the original complaint described above.  Moreover, the amended complaint continues to name Messrs, Leavitt and Spina as individual defendants, but it intentionally omits MedicaLogic, Inc. as a defendant because of MedicaLogic's bankruptcy petition.  On July 15, 2002, a motion to dismiss was filed on behalf of all issuer defendants with the Southern District of New York.  The issuers' motion to dismiss is pending.

                On August 7, 2002, Dr. Mark Leavitt's ex-wife Sandra Leavitt filed a lawsuit against the Company and Dr. Leavitt "individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape."  The original complaint, filed in Mulmomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company's initial public offering.  The case was moved to Washington County Circuit Court and is now pending as Case No. C01-2612V.  The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering.  Ms Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been approximately $12,625,000.  Subsequently, the Washington County Circuit dismissed the original complaint, but granted Sandra Leavitt leave to replead.  On January 24, 2002, the case was stayed against MedicaLogic as a result of the Company's petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code but proceeded against Dr. Leavitt.  Subsequently, Ms Leavitt filed an amended complaint, reducing her damage claim to "more than $4,292,500" but not defining how much more.  Dr. Leavitt successfully moved to dismiss the amended complaint but Ms. Leavitt was granted leave to file a second amended complaint which survived Dr. Leavitt's complaint.  In the meantime, discovery is continuing.

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

On August 17, 2001, the Company completed the sale of its transcription services segment to TEM Holdings, LLC for approximately $6.0 million in cash. The Company received initial proceeds of $5.0 million from Parthenon on August 17, 2001 and approximately $0.4 million in December 2001. The remaining purchase price of approximately $0.6 million will be held in an escrow account for up to one year pursuant to the terms of an Escrow Agreement dated August 17, 2001. The Company’s transcription services segment has been classified as discontinued operations in the accompanying consolidated financial statements.

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

BANKRUPTCY

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are managing their assets as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

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

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Bankruptcy Court established July 19, 2002 as the date by which creditors asserting claims that arose prior to the Petition Date must file proofs of claim in order to participate in distributions under a plan of reorganization.  The Bankruptcy Court established July 23, 2002 as the date by which governmental entities asserting claims to file proofs of claim.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post–petition liabilities and pre- petition liabilities must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the Company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

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

Certain accounting policies require higher degrees of judgment than others in their application. These include the presentation of discontinued operations and revenue recognition. In addition, Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2001 includes further discussion of the Company’s significant accounting policies.

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

The Company completed the sale of the transcription services and Internet Portals segments in the second and fourth quarters of 2001, respectively. The Company adopted a plan to dispose of the DHR segment in November 2001 and on March 25, 2002 completed the sale of this segment. In accordance with FASB No. 144, the results of operations of these segments and the losses on disposal of these segments are reported in discontinued operations in the accompanying financial statements. The Company recorded a loss from operations related to these segments of approximately $1.8 million and $189.3 million for the six months ended June 30, 2002 and 2001, respectively.  The Company recorded a gain on disposal of the DHR segment during the six months ended June 30, 2002 of $34.6 million.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Revenues and Cost of Revenues

There are no reported revenues or costs of revenues from continuing operations for the three months ended June 30, 2002 and 2001 as substantially all of the Company’s net operating assets of the Internet portals and transcription services segments were disposed of during 2001 and the Company adopted a plan to dispose of the DHR segment in November 2001. Therefore, substantially all operating activities, except as noted below, were reclassified as discontinued operations for the three months ended June 30, 2002 and 2001.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s business operations. General and administrative expenses directly associated with the disposed segments have been reclassified to loss from operations of discontinued operations.

For the three months ended June 30, 2002, general and administrative expenses increased from $2.0 million to $2.6 million, or approximately 30% over the three months ended June 30, 2001. The increase in general and administrative costs is primarily due to increased legal and professional services fees related to the Company’s voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Asset Impairment

The Company recorded an impairment in the value of a long-term investment of $0.3 million in the three months ended June 30, 2002, as the carrying value exceeded the estimated net proceeds from the disposal of this investment.

Other Income

For the three months ended June 30, 2002, other income increased from $0.1 million to $0.3 million over the three months ended June 30, 2001 primarily due to an increase in the amount of income producing cash and short-term investments.

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

For the three months ended June 30, 2001, transcription services revenues were approximately $3.5 million. The Company had no transcription services revenues during the three months ended June 30, 2002.

The Company’s loss from the operations of Total eMed, Inc. was $23.2 million for the three months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $21.6 million and operating losses of $1.6 million.  The Company's loss on disposal of Total eMed, Inc. was approximately $252.4 million and related primarily to the impairment of approximately $241.1 million of goodwill and other long-lived assets.

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

For the three months ended June 30, 2001, Internet portals revenues were approximately $6.4 million. The Company had no Internet portal revenues during the three months ended June 30, 2002.

The Company’s loss from the operations of the Internet portals segment was $55.6 million for the three months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $57.0 million and operating losses of $7.1 million.  A non-recurring gain of $8.5 million was recognized in the three months ended June 30, 2001 due to the reduction of certain of the Company's contractual liabilities.

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

For the three months ended June 30, 2001, DHR gross revenues were approximately $4.4 million.  The Company had no DHR segment revenues for the three months ended June 30, 2002.

The Company’s loss from the operations of the DHR segment was $6.1 million for the three months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $0.5 million and operating losses of $5.6 million for the three months ended June 30, 2001.  The Company recorded a gain on disposal of the DHR segment during the three months ended June 30, 2002 of $34.6 million.

Six Months Ended June 30, 2002 and 2001

Revenues and Cost of Revenues

There are no reported revenues or costs of revenues from continuing operations for the six months ended June 30, 2002 and 2001 as substantially all of the Company’s net operating assets of the Internet portals and transcription services segments were disposed of during 2001 and the Company adopted a plan to dispose of the DHR segment in November 2001. Therefore, substantially all operating activities, except as noted below, were reclassified as discontinued operations for the six months ended June 30, 2002 and 2001.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of costs related to the finance, administrative, and legal functions necessary to support the Company’s business operations. General and administrative expenses directly associated with the disposed segments have been reclassified to loss from operations of discontinued operations.

For the six months ended June 30, 2002, general and administrative expenses increased from $4.4 million to $5.5 million over the six months ended June 30, 2001. The increase in general and administrative costs is primarily due to increased legal and professional services fees related to the Company’s voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

Asset Impairment

The Company recorded an impairment in the value of a long-term investment of $0.3 million in the three months ended June 30, 2002, as the carrying value exceeded the estimated net proceeds from the disposal of this investment.

Other Income

For the six months ended June 30, 2002, other income decreased from $0.6 million to $0.3 million over the six months ended June 30, 2001 primarily due to a decrease in the amount of income producing cash and short-term investments.

Discontinued Operations

Transcription Services Segment

For the six months ended June 30, 2001, transcription services revenues were approximately $6.7 million. The Company had no transcription services revenues during the six months ended June 30, 2002.

The Company’s loss from the operations of Total eMed, Inc. was $47.3 million for the six months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $43.2 million and operating losses of $4.1 million.  The Company's loss on disposal of Total eMed, Inc. was approximately $252.4 million and related primarily to the impairment of approximately $241.1 million of goodwill and other long-lived assets.

Internet Portals Segment

For the six months ended June 30, 2001, Internet portals revenues were approximately $12.5 million. The Company had no Internet portal revenues during the six months ended June 30, 2002.

The Company’s loss from the operations of the Internet portals segment was $126.0 million for the six months ended June 30, 2001, and consists primarily of amortization of goodwill and intangibles of $118.3 million and operating losses of $16.2 million.  A non-recurring gain of $8.5 million was recognized for the six months ended June 30, 2001 due to the reduction of certain of the Company's contractual liabilities.

Digital Health Record Applications Segment

For the six months ended June 30, 2002 and 2001, DHR gross revenues were approximately $4.4 million and $9.0 million, respectively.

The Company’s loss from the operations of the DHR segment was $1.8 million and $16.0 million for the six months ended June 30, 2002 and 2001, respectively, and consists primarily of cost of revenues, sales and marketing, research and development, and depreciation and amortization expenses for the six months ended June 30, 2002, and amortization of goodwill and intangibles of $1.0 million and operating losses of $15.0 million for the six months ended June 30, 2001.  The Company recorded a gain on disposal of the DHR segment during the six months ended June 30, 2002 of $34.6 million.

Segment Results of Operations

As a result of the sale of substantially all the Company’s operating assets and the resulting reclassifications of the Company’s results of operations to discontinued operations for all periods presented, segment disclosure is no longer meaningful.

Liquidity and Capital Resources

As of June 30, 2002, the Company’s cash, cash equivalents and short-term investments balance totaled approximately $43.2 million and increased by $21.9 million from the December 31, 2001 balance of $21.3 million.

The Company’s operating activities, which include cash flows from discontinued operations, resulted in net cash outflows of $11.3 million, and $33.5 million for the six months ended June 30, 2002 and 2001, respectively. Investing activities resulted in net cash inflows of $30.3 million for the six months ended June 30, 2002, and outflows of $0.1 million for the six months ended June 30, 2001. Cash flows from investing activities resulted from net purchases or proceeds from short-term investments and the proceeds and payments related to business dispositions and acquisitions. Financing activities provided cash inflows of $2.3 million for the six months ended June 30, 2001. Cash inflows from financing activities resulted from the issuance of common and preferred stock during the six months ended June 30, 2001.

MedicaLogic currently anticipates that it will continue to incur expenses and may consume a significant amount of the Company’s cash resources over the next twelve months related to legal and other professional services fees, the resolution of outstanding litigation, income, franchise and other taxes, procuring insurance coverage and the curing of claims resulting from the bankruptcy proceedings. While the Company does not expect to incur any income tax expense related to the gain on the sale of the Company’s DHR segment, completed in March 2002, the Company’s analysis is still in process.  Some or all of the gain resulting from the sale of the DHR segment may be subject to income tax expense. Management believes that the Company’s current cash balances, with the proceeds from the sale of the DHR business in March 2002, will be sufficient to meet its anticipated operational cash needs throughout 2002 as management continues to formulate a plan of reorganization that provides for the distribution of the remaining net assets of the Company. However, any projections of future cash requirements and cash flows are subject to substantial uncertainty. The Company intends to dispose of its remaining assets and it is possible at the time of the sale an impairment charge may be incurred and the net proceeds from such sales may not exceed the carrying amounts of such assets.

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

In April, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statment No., 145, companies will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement No. 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 will be effective for fiscal years beginning after May15, 2002 with early adoption of the provisions related to the rescission of Statement No. 4 encouraged.  The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

In July 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities, which changes the way a Company will report the expenses related to restructuring. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002.  The adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio.

The Company does not plan to use derivative financial instruments in its investment portfolio. The Company plans to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and investment risk. The Company plans to mitigate default risk by investing in low-risk securities. At June 30, 2002, the Company’s investment portfolio consists of U.S. Treasury Bills of approximately $42.9 million with an average interest rate of 1.9%. MedicaLogic had no outstanding notes payable or capital equipment leases at June 30, 2002. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the decline of the fair market value of the fixed income portfolio would not be material.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

On August 2, 2001, the law firm of Bernstein, Liebhard & Lifshitz, LLP announced that MedicaLogic, Inc., Mark Leavitt (current Chairman), Frank Spina (a prior officer) and four underwriters of MedicaLogic, Inc.’s initial public offering are defendants in a class action lawsuit filed in the United States District Court for the Southern District of New York. The class action is brought on behalf of purchasers of MedicaLogic, Inc.’s common stock between December 13, 1999 and December 6, 2000. The plaintiffs allege that the prospectus filed by MedicaLogic, Inc. was materially false and misleading because it failed to disclose, among other things, that the lead underwriter required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters’ compensation in the form of increased brokerage commissions and required investors to agree to buy shares after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these purchases, MedicaLogic, Inc.’s post-initial public offering stock price was artificially inflated. As a result of the alleged omissions and the purported inflation of MedicaLogic, Inc.’s stock price, the plaintiffs claim violations of Sections 11 and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934.  On January 24, 2002, the case was stayed against MedicaLogic as a result of the Company's petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code.  The plaintiff filed an amended complaint in the case on April 19, 2002.  The amended complaint repeats the same claims as the original complaint described above.  Moreover, the amended complaint continues to name Messrs, Leavitt and Spina as individual defendants, but it intentionally omits MedicaLogic, Inc. as a defendant because of MedicaLogic's bankruptcy petition.  On July 15, 2002, a motion to dismiss was filed on behalf of all issuer defendants with the Southern District of New York.  The issuers' motion to dismiss is pending.

On August 7, 2001, Dr. Mark Leavitt’s ex-wife Sandra Leavitt filed a lawsuit against the Company and Dr. Leavitt “individually and in his capacity as Chairman of the Board of MedicaLogic/Medscape.” The original complaint, filed in Multnomah County Circuit Court as Case No. 0108-08072, alleges that Dr. Leavitt and the Company defrauded Ms. Leavitt into signing a lock-up agreement with the underwriters of the Company’s initial public offering. The case was moved to Washington County Circuit Court and is now pending as Case No. C01-2612CV. The lock-up agreement barred Ms. Leavitt, for a period of time, from selling her Company stock without written consent of the lead underwriter on the public offering. Ms. Leavitt alleges that, but for the lock-up agreement, she would have sold her stock in the public market at $50 per share and that, if she had done so, her return would have been approximately $12,625,000. Subsequently, the Washington County Circuit dismissed the original complaint, but granted Sandra Leavitt leave to replead.  On January 24, 2002, the case was stayed against MedicaLogic as a result of the Company's petition for bankruptcy protection under Chapter 11 of the Bankruptcy Code but proceeded against Dr. Leavitt.  Subsequently, Ms. Leavitt filed an amended complaint, reducing her damage claim to “more than $4,292,500” but not defining how much more. Dr. Leavitt successfully moved to dismiss the amended complaint but Ms. Leavitt was granted leave to file a second amended complaint which survived Dr. Leavitt's complaint. In the meantime, discovery is continuing.

On January 24, 2002 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are pending before Chief United States Bankruptcy Judge Peter J. Walsh and are being jointly administered under Case No. 02-10253 (PJW). The Debtors are managing their assets as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On March 12, 2002, the United States Trustee for the District of Delaware appointed a statutory committee of equity security holders. No creditors’ committee has been appointed.

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

The Debtors anticipate that they will formulate a plan of reorganization that provides for the distribution of the proceeds of the DHR Sale and the Debtors’ remaining assets. The Bankruptcy Court established July 19, 2002 as the date by which creditors asserting claims that arose prior to the Petition Date must file proofs of claim in order to participate in distributions under a plan of reorganization.  The Bankruptcy Court established July 23, 2002 as the date by which governmental entities asserting claims to file proofs of claim.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of
Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre- petition liabilities must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings. Upon confirmation of a plan, the equity represented by that stock will be cancelled and there can be no assurance of payments, if any, on account of the stock.

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

Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of Matters to A Vote of Securities Holders

None.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports On Form 8-K

(a) Exhibits

99.1         Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2         Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALOGIC/MEDSCAPE, INC.
Date: August 14, 2002
	By	/s/ Adele Kittredge Murray
Adele Kittredge Murray,
President and Chief Executive Officer